Form 10QSB
period 2002-06-30
I SITES INC
filed 2002-08-19
CIK 1170757

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                    000-49820
                                    ---------
                             Commission File Number


                                  I-SITES, INC.
                                  -------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



           Florida                                    59-3619325
--------------------------------          ------------------------------------
(State or Other Jurisdiction of           (I.R.S.  Employer Identification No.
Incorporation  or  Organization)

          1021 Ives Dairy Rd., Bldg. 3, Suite 117, Miami, Florida 33179
          -------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (305) 652-9845
                ------------------------------------------------
                (Issuer's Telephone Number, including Area Code)


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90  days.   Yes  No    X
                    ----

As of August 8, 2002, the issuer had 3,937,015 outstanding shares of common stock, par value $.001 per share.

                                     PART I
                              FINANCIAL INFORMATION


Item  1.  Financial  Statements

                                      I Sites, Inc.
                              (A Development Stage Company)
                                      Balance Sheet

                                           JUNE 30,

                                                                      2002       2001
                                                                    ---------  ---------
ASSETS

Cash                                                                $ 55,391   $      -

Due from stockholders                                                  7,500

TOTAL CURRENT ASSETS                                                  62,891          -
------------------------------------------------------------------  ---------  ---------


Fixed assets - net                                                    88,200          -

TOTAL ASSETS                                                        $151,091   $      -
==================================================================  =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                    $  1,308   $      -

Accrued payroll taxes                                                    644

TOTAL LIABILITIES                                                      1,952          -
------------------------------------------------------------------  ---------  ---------

STOCKHOLDERS EQUITY

Common stock,  $.001 par value, 20,000,000 shares authorized at
June 30, 2002 and 2001; 3,437,515 shares issued and outstanding at
June 30, 2002 and  2,100,000 shares issued and outstanding at June
30, 2001.                                                              3,438      2,100

Additional paid in capital                                           182,814     18,900

Accumulated deficit during the development stage                     (37,113)   (21,000)

TOTAL STOCKHOLDERS' EQUITY                                           149,139          -
------------------------------------------------------------------  ---------  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $151,091   $      -
==================================================================  =========  =========

The accompanying Notes should be read in conjunction with these financial statements.



                                          I Sites, Inc.
                                  (A Development Stage Company)
                                       Statement of Income


                          For the three    For the three    For the six months     For the six
                          months ended     months ended       ended June 30,      months ended
                          June 30, 2002    June 30, 2001           2002           June 30, 2001
                         ---------------  ---------------  --------------------  ---------------

REVENUES                 $            -   $            -   $                 -   $            -
-----------------------  ---------------  ---------------  --------------------  ---------------

COST OF GOODS
SOLD                                  -                -                     -                -
-----------------------  ---------------  ---------------  --------------------  ---------------

GROSS PROFIT                          -                -                     -                -
-----------------------  ---------------  ---------------  --------------------  ---------------

EXPENSES


Salaries                          5,320                                  5,320

Payroll taxes                       644            3,000                   644            3,000

Accounting fees                     750                                  2,250

Legal fees                            -                                      -

Transfer agent fees               1,500                                  1,500

Bank service charges                 22              218                    75              218

Licenses and permits                159              159                   159              159

Lease expense                       654                                  1,308

Telephone                           600                                    712

Supplies                          3,835                                  3,835

TOTAL EXPENSES                   13,482            3,376                15,801            3,376
-----------------------  ---------------  ---------------  --------------------  ---------------

NET LOSS                 $      (13,482)  $       (3,376)  $           (15,801)  $       (3,376)
=======================  ===============  ===============  ====================  ===============

EARNINGS PER SHARE:

      Assuming dilution  $        (0.01)  $            -   $             (0.01)  $            -
                                                                                 $            -

      Basic              $        (0.01)  $            -   $             (0.01)

The accompanying Notes should be read in conjunction with these financial statements.


                                          I Sites, Inc.
                                  (A Development Stage Company)
                                     Statement of Cash Flow


                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                  ---------------------------------

                                                                               2002       2001
                                                                             ---------  --------
Cash flow form operating activities:

  Net Loss                                                                   $(15,801)  $(3,376)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable                                                    1,184

Increase in accrued payroll taxes                                                 644

Increase (decrease) in stockholder loans                                       (7,500)   (1,000)

Net cash flow used in operating activities                                    (21,473)   (4,376)
---------------------------------------------------------------------------  ---------  --------

Cash flow from investing activities:

Development of online software                                                (74,700)        -

Net cash flow used in investing activities                                    (74,700)        -
---------------------------------------------------------------------------  ---------  --------

Cash flow from financing activities

Proceeds from issuance of common stock                                        115,001         -

Net cash flow from financing activities                                       115,001         -
---------------------------------------------------------------------------  ---------  --------


Net increase (decrease) in cash                                                18,827    (4,376)
---------------------------------------------------------------------------  ---------  --------

Cash, beginning of period                                                      36,564     4,376

Cash, end of period                                                          $ 55,391   $     -
===========================================================================  =========  ========

The accompanying Notes should be read in conjunction with these financial statements.

NOTE 1 - ORGANIZATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPAL BUSINESS ACTIVITY

Organization  and  Principal  Business  Activity

I Sites, Inc. (the "Company") was initially incorporated as Rocky's Restaurant, Corp. on April 5, 1999 under the laws of the State of Florida. On September 21, 2000, the Board of Directors changed the name of the corporation to Interactive Entertainment Concepts, Inc. and then again on September 5, 2001 to I Sites Inc. The Company's fiscal year ends on December 31.

The Company is considered to be in its development stage and the accompanying financial statements represent those of a development stage company. All costs associated with the startup phase of the organization have been expensed in the current period pursuant to AICPA Statement of Position 98-5.

The Company plans to establish an online interactive retail shopping mall for the general public. Purchases will be drop shipped directly to the customers, which will avoid the necessity of inventory. The Company is currently in negotiations with various vendors to establish supply relationships.

Concentration of Credit Risk

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash. Additionally, the Company maintains cash balances in bank deposit accounts, which, at times, may exceed federally insured limits.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Use  of  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair  Value  of  Financial  Instruments

The carrying amounts of financial instruments including cash, due from stockholders, accounts payable and accrued expenses approximate fair value as of June 30, 2002 and June 30, 2001, as a result of the relatively short maturity of these instruments.

Long-Lived  Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At June 30, 2002 and June 30, 2001 the Company determined there was no impairment.

Net  Loss  Per  Share

The Company computes net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic earnings per share is computed by dividing the net loss from operations for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from Common Stock issuable through stock based compensation including stock options, restricted stock awards, warrants and other convertible securities. Diluted earnings per share is not presented since the effect is antidilutive.

Recently  Issued  Accounting  Pronouncements

The Company does not believe that any recently issued, but not yet effective accounting standards, will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Income  Taxes

The Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes", which requires companies to use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequence of temporary differences by applying enacted statutory tax rates applicable to future years differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Pursuant to SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates.

NOTE  2  -  PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized using the straight-line method over the estimated useful life of the asset. The Company has elected to capitalize the costs related to the development its software following the guidelines of the AICPA's Statement of Position (SOP) 98-1 which states that application and development costs associated with the purchase or development of software that is for the internal use of a company, shall be capitalized and depreciated over the estimated useful life of the software. For the six months ended June 30, 2002, the Company had not recognized amortization expense related to the software development, since the product was still in the design stage and not yet available for use by the Company.

          Software Development costs at June 30, 2002       $ 88,200

NOTE  3  -  STOCKHOLDERS'  EQUITY

The Company's authorized capital consists of 20,000,000 shares of common stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value of $0.001. As of June 30, 2002, none of the preferred stock had been issued.

On April 6, 1999, the Company issued 1,500,000 shares of common stock at $.01 per share for management services rendered. On April 7, 1999, the Company issued 600,000 shares of common stock at $.01 per share pursuant to a private placement to individual investors.


On August 8, 2001 and September 4, 2001, the Company issued an additional 100,000 and 402,515 shares of common stock, respectively, at a price of $0.10 per share to one investor.

On February 28, 2002, the Company issued 800,000 shares of common stock to one investor at $.10 per share.

During June 2002, the Company issued 35,000 shares at a price of $1.00 per share pursuant to a private placement to individual investors.

NOTE  4  -  INCOME  TAXES

The tax effect of loss carry forwards and the valuation allowance that give rise to deferred tax assets are as follows:

                                        June 30,    December 31,   December 31,
                                           2002         2001           2000
                                           -----        ----           ----
Net  operating  loss  carry  forwards   $ 15,801     $ 3,687         $ 17,624
Less  valuation allowance                (15,801)     (3,687)         (17,624)
                                        ---------    --------         --------

Deferred  tax  assets                    $  -0-       $  -0-         $   -0-
                                          =======     =======         =======

As of June 30, 2002, the Company had net operating loss carry forwards available to offset future taxable income of approximately $37,112 which expire in various years through 2022. The Company uses the lowest marginal U.S. corporate tax rate of 15% to determine deferred tax amounts and the related valuation allowance because the Company had no taxable earnings through June 30, 2002.

The reconciliation of income tax benefit resulting from applying US federal statutory tax rates to pretax loss and the reported amount of income tax benefit is as follows:

                                                 2002        2001        2000
                                                 ----        ----        ----
Tax benefit at federal statutory rate of 15%   $ 2,370      $ 533     $ 2,644
Increases in valuation allowance                (2,370)      (533)     (2,644)
                                               -------      ------    --------
                                               $  -0-       $  -0-    $   -0-
                                               ========    =======     =======


For the six months ended June 30, 2002 and the years ended December 31, 2001 and 2000, the Company had losses.

NOTE  5  -  COMMITMENTS

In November 2001 and January 2002 the Company entered into agreements with Pyxis Technology Solutions Ltd. and Diversified Business Concepts, Inc., to develop two software programs with estimated development costs of $45,000 and $48,000 respectively. The first program is designed to be a scaleable user interface and transaction processing system that is currently in the final stages of testing. The second program, which is also in the final stages of testing, will provide an "e-store" application for the general public that is designed around industry standard architectures. As of June 30, 2002 the Company has paid $88,200 of its contractual obligation. The Company is capitalizing the costs related to the development of its software as described in Note 2, Property and Equipment.


The Company leases office space on a month-to-month basis.

Rent expense charged to operations under the operating leases was $218 per month for the six months ended June 30, 2002. There was no rent expense or obligation for rent for the quarter ended June 30,2001.

There are no future minimum obligations under the operating lease.

                                  I-Sites, Inc.

               Review by Independent Certified Public Accountants

     Siegelaub, Lieberman & Associates P.A., the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2002 and 2001 and for the three-and six-month periods then ended, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Siegelaub,  Lieberman  &  Associates  P.A.                  (954)  753-2222
Certified Public Accountants                            Fax (954)  753-1123
9690 W. Sample Road, Suite 202
Coral Springs, FL. 33065




The Board of Directors
I  Sites, Inc.
1021 Ives Diary Rd.
Building 3, # 117
N. Miami Beach, FL. 33179

We have reviewed the accompanying Balance Sheet of I Sites, Inc., as of June 30, 2002 and June 30, 2001, and the related Statements of Income, Changes in Stockholders' Equity and Cash Flows for the three and six months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our review.

A review consists principally of inquires of the Company's personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting standards.



Siegelaub, Lieberman & Associates P.A.

Coral Springs, Florida
August 11, 2002

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

     We are a development stage company and have not yet commenced operations or generated any revenues. Our principal business activities to date have been the development of the software for our business and contracting with vendors to supply products to our business. From our inception to June 30, 2002, we had incurred an accumulated deficit of $37,113. Our accumulated deficit through June 30, 2002 is primarily attributable to the cost of the design and development of our software, legal and accounting fees and securing contracts with vendors.

The principal components of our business plan for the next 12 months consists of the following:

     Complete the installation and testing of our software.  We need to complete
     -----------------------------------------------------
the installation and testing of the software for our proposed retail business. We are currently installing our software on a server provided by our web hosting company and expect to begin testing of our software during August 2002. We have currently budgeted approximately $30,000 for this process.

     Contract  with  the  vendors  to supply us with products.  We are currently
     --------------------------------------------------------
seeking to enter into contracts with additional vendors to supply us with products for our website retail business. We currently expect to complete the initial phase of this process within the next two months. We have currently budgeted approximately $40,000 for this phase of our business.

     Launch  website.  We  currently plan to launch our website in October 2002.
     ---------------
The actual launch date may be delayed due to problems with our software, inability to obtain a sufficient number of vendors or other factors outside of our control.

     Marketing  to  consumers.  We  will need to devote significant resources to
     ------------------------
marketing our retail business to prospective customers. Depending on our funding, we intend to launch a national advertising campaign. We have currently budgeted $300,000 for marketing during the next 12 months.

     During June 2002, we conducted a private placement of 500,000 shares of our common stock at a price of $1.00 per share. As of June 30, 2002, we had received $35,000 from the sale of 35,000 shares in this offering. As of August 8, 2002, we subsequently received an additional $464,500 from the sale of 464,500 shares in this offering. We are currently seeking to raise an additional $500,000 from the private sale of 500,000 additional shares.

     As of August 8, 2002, we had approximately $435,000 in working capital. We believe that this will provide us with a sufficient working capital to launch our website and operate our business for a period of six months. We further anticipate that we will need an additional $500,000 in financing in order to meet our working capital requirements for the first 12 months. As described above, we are seeking to obtain additional financing through the private sale of our common stock. If we are unable to obtain this additional working capital, or if we encounter unexpected expenses, we may not be able to implement our business plan.

                                     Part II
                                OTHER INFORMATION


Item  1.  Legal  Proceedings

None.

Item  2.  Changes  in  Securities

In June 2002, we sold 35,000 shares of our common stock to six individual investors at a price of $1.00 per share. This transaction was made in reliance upon Section 4(2) of the Securities Act of 1933.

Item  3.  Defaults  Upon  Senior  Securities

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

None.

Item  5.  Other  Information

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

None.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 I-Sites,  Inc
     ------------------------------------------
                                     (Registrant)

                 /s/  Brian  Cohen                               .
     -------------------------------------------------------------
                                     Brain Cohen
                               President and Treasurer
Date:  August  19,  2002     (Principal  Executive  Officer  and Chief Financial
Officer)





Certification  Required  Under  Section  906  of  the Sarbanes-Oxley Act of 2002

     The undersigned hereby certify that this report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents in all material respects the financial condition and results of operations of the Registrant as of and for the periods presented in this report.


                 /s/  Brian  Cohen                               .
     -------------------------------------------------------------
                                     Brain Cohen
                               President and Treasurer
Date:  August  19,  2002     (Principal  Executive  Officer  and Chief Financial
Officer)