Form 10QSB/A
period 2002-06-30
I SITES INC
filed 2002-10-11
CIK 1170757

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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
(1)Yes  X   No
      ----    ---
(2)Yes  X   No
      ----    ---

As of September 23, 2002, the issuer had 3,586,015 outstanding shares of common stock, par value $.001 per share.

                                     PART I
                              FINANCIAL INFORMATION


Item  1.  Financial  Statements

                                      I Sites, Inc.
                              (A Development Stage Company)
                                      Balance Sheet

                                           JUNE 30,

                                                                      2002       2001
                                                                    ---------  ---------
ASSETS

Cash                                                                $ 55,391   $      -

Due from stockholders                                                  7,500
                                                                    ---------
TOTAL CURRENT ASSETS                                                  62,891          -
------------------------------------------------------------------  ---------  ---------


Fixed assets - net                                                    88,200          -
                                                                    ---------
TOTAL ASSETS                                                        $151,091   $      -
==================================================================  =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                    $  1,307   $      -

Accrued payroll taxes                                                    644

Accrued interest                                                       1,894

TOTAL LIABILITIES                                                      3,845          -
------------------------------------------------------------------  ---------  ---------

STOCKHOLDERS EQUITY

Common stock,  $.001 par value, 20,000,000 shares authorized at
June 30, 2002 and 2001; 2,717,515 shares issued and outstanding at
June 30, 2002 and  2,100,000 shares issued and outstanding at June
30, 2001.                                                              2,718      2,100

Additional paid in capital                                           183,534     18,900

Accumulated deficit during the development stage                     (39,006)   (21,000)
                                                                    ---------
TOTAL STOCKHOLDERS' EQUITY                                           147,246          -
------------------------------------------------------------------  ---------  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $151,091   $      -
==================================================================  =========  =========

The accompanying Notes should be read in conjunction with these financial statements.



                                          I Sites, Inc.
                                  (A Development Stage Company)
                                       Statement of Income


                          For the three    For the three    For the six months     For the six
                          months ended     months ended       ended June 30,      months ended
                          June 30, 2002    June 30, 2001           2002           June 30, 2001
                         ---------------  ---------------  --------------------  ---------------

REVENUES                 $            -   $            -   $                 -   $            -
-----------------------  ---------------  ---------------  --------------------  ---------------

COST OF GOODS
SOLD                                  -                -                     -                -
-----------------------  ---------------  ---------------  --------------------  ---------------

GROSS PROFIT                          -                -                     -                -
-----------------------  ---------------  ---------------  --------------------  ---------------

EXPENSES


Salaries                          5,320                                  5,320

Payroll taxes                       644                                    644

Accounting fees                     750            3,000                 2,250            3,000

Interest Expense                  1,333                                  1,894

Legal fees                            -                                      -

Transfer agent fees               1,500                                  1,500

Bank service charges                 20                                     73

Licenses and permits                159              159                   159              159

Lease expense                       654              218                 1,308              218

Telephone                           600                                    712

Supplies                          3,835                                  3,835
                         ---------------  ---------------  --------------------  ---------------
TOTAL EXPENSES                   14,815            3,376                17,695            3,376
-----------------------  ---------------  ---------------  --------------------  ---------------

NET LOSS                 $      (14,815)  $       (3,376)  $           (17,695)  $       (3,376)
=======================  ===============  ===============  ====================  ===============

EARNINGS PER SHARE:

      Assuming dilution  $        (0.01)  $            -   $             (0.01)  $            -
      Basic              $        (0.01)  $            -   $             (0.01)  $            -

The accompanying Notes should be read in conjunction with these financial statements.


                                          I Sites, Inc.
                                  (A Development Stage Company)
                                     Statement of Cash Flow


                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                  ---------------------------------

                                                                               2002       2001
                                                                             ---------  --------
Cash flow form operating activities:

  Net Loss                                                                   $(17,695)  $(3,376)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable                                                    1,184

Increase in accrued payroll taxes                                                 644

Increase (decrease) in stockholder loans                                       (7,500)   (1,000)

Increase in Accrued Interest                                                    1,894
                                                                             ---------  --------
Net cash flow used in operating activities                                    (21,473)   (4,377)
---------------------------------------------------------------------------  ---------  --------

Cash flow from investing activities:

Development of online software                                                (74,700)        -
                                                                             ---------  --------
Net cash flow used in investing activities                                    (74,700)        -
---------------------------------------------------------------------------  ---------  --------

Cash flow from financing activities

Proceeds from issuance of common stock                                        115,000         -
                                                                             ---------  --------
Net cash flow from financing activities                                       115,000         -
---------------------------------------------------------------------------  ---------  --------


Net increase (decrease) in cash                                                18,827    (4,377)
---------------------------------------------------------------------------  ---------  --------

Cash, beginning of period                                                      36,564     4,377
                                                                             ---------  --------
Cash, end of period                                                          $ 55,391   $     -
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

NOTE  2  -  PROPERTY  AND  EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized using the straight-line method over the estimated useful life of the asset. The Company has elected to capitalize the costs related to the development its software following the guidelines of the AICPA's Statement of Position (SOP) 98-1 which states that application and development costs associated with the purchase or development of software that is for the internal use of a company, shall be capitalized and depreciated over the estimated useful life of the software. For the six months ended June 30, 2002, the Company had not recognized amortization expense related to the software development, since the product was still in the development stage and not yet available for use by the Company.

          Software Development costs at June 30, 2002       $ 88,200

NOTE  3  -  STOCKHOLDERS'  EQUITY

The Company's authorized capital consists of 20,000,000 shares of common stock, par value $.001 per share, and 5,000,000 shares of preferred stock, par value of $0.001. As of June 30, 2002, none of the preferred stock had been issued.

In April 1999, the Company issued 1,500,000 shares of common stock at $.01 per share for management services rendered. On April 7, 1999, the Company issued 600,000 shares of common stock at $.01 per share pursuant to a private placement to individual investors.

In August 2001 and September 2001, the Company issued an additional 100,000 and 402,515 shares of common stock, respectively, at a price of $0.10 per share to the Company's principal shareholder.

In June 2002, the Company issued 80,000 shares to its principal shareholder in payment of the principal amount of an $80,000 loan made to the Company in February 2002.

During June 2002, the Company issued 35,000 shares at a price of $1.00 per share pursuant to a private placement to six individual investors.

NOTE  4  -  INCOME  TAXES

The tax effect of loss carry forwards and the valuation allowance that give rise to deferred tax assets are as follows:

                                        June 30,    December 31,   December 31,
                                           2002         2001           2000
                                           -----        ----           ----
Net  operating  loss  carry  forwards   $ 17,695     $ 3,689         $ 17,624
Less  valuation allowance                (17,695)     (3,689)         (17,624)
                                        ---------    --------         --------

Deferred  tax  assets                    $  -0-       $  -0-         $   -0-
                                          =======     =======         =======

As of June 30, 2002, the Company had net operating loss carry forwards available to offset future taxable income of approximately $39,006 which expire in various years through 2022. The Company uses the lowest marginal U.S. corporate tax rate of 15% to determine deferred tax amounts and the related valuation allowance because the Company had no taxable earnings through June 30, 2002.

The reconciliation of income tax benefit resulting from applying US federal statutory tax rates to pretax loss and the reported amount of income tax benefit is as follows:

                                                 2002        2001        2000
                                                 ----        ----        ----
Tax benefit at federal statutory rate of 15%   $ 2,654      $ 533     $ 2,644
Increases in valuation allowance                (2,654)      (533)     (2,644)
                                               -------      ------    --------
                                               $  -0-       $  -0-    $   -0-
                                               ========    =======     =======


For the six months ended June 30, 2002 and the years ended December 31, 2001 and 2000, the Company had losses.

NOTE  5  -  Stockholder Loan

In February 2002, the Company borrowed $80,000 from its principal shareholder. The loan bore interest at 8% per annum and was repayable on demand. In June 2002, the Company repaid the principal balance of the loan through the issuance of 80,000 shares at a value of $1.00 per share. The accrued interest included in the financial statements represents the carrying costs of the loan from inception to the payment date.

NOTE  6  -  COMMITMENTS

In November 2001 and January 2002 the Company entered into agreements with Pyxis Technology Solutions Ltd. and Diversified Business Concepts, Inc., to develop two software programs with estimated development costs of $45,000 and $48,000 respectively. The first program is designed to be a scaleable user interface and transaction processing system that is currently in the final stages of testing. The second program, which is also in the final stages of testing, will provide an "e-store" application for the general public that is designed around industry standard architectures. As of June 30, 2002 the Company had paid $88,200 of its contractual obligation. The Company is capitalizing the costs related to the development of its software as described in Note 2, Property and Equipment.


The Company leases office space on a month-to-month basis.

Rent expense charged to operations under the operating leases was $218 per month for the six months ended June 30, 2002. On July 1, 2002, the Company moved to its present facility of 1,130 square feet and as a result increased its monthly rent expense to $4,200. This space is leased on a month to month basis. There was no rent expense or obligation for rent for the quarter ended June 30,2001.

There are no future minimum obligations under the operating lease.

In September 2002 the Company entered into a one-year agreement with Pyxis Technology Solutions Ltd. pursuant to which Pyxis agreed to provide software maintenance. The terms of the agreement include a minimum payment of $6,000 a month for the services to be rendered under the agreement

NOTE  7  -  Subsequent Events

During July, August and September 2002 (through September 23, 2002), the Company sold 867,500 shares of common stock to individual investors at a price of $1.00 per share. None of these investors are affiliates of the Company.

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



Siegelaub, Lieberman & Associates P.A.

Coral Springs, Florida
September 23, 2002

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

     We are a development stage company and have not yet commenced operations or generated any revenues. Our principal business activities to date have been the development of the software for our business and contracting with vendors to supply products to our business. From our inception to June 30, 2002, we had incurred an accumulated deficit of $39,006. Our accumulated deficit through June 30, 2002 is primarily attributable to the cost of the design and development of our software, legal and accounting fees and securing contracts with vendors.

     The principal components of our business plan for the next 12 months consists of the following:

     Complete  the  testing of our software and incorporation of vendor products
     ---------------------------------------------------------------------------
into  our  database.  In  August  2002,  we  installed  our software on a server
-------------------
provided by our web hosting company. In September 2002, we began testing our software, and adding the products available from vendors onto our database. We expect to complete these tasks in October 2002.

     Launch  website.  We  currently plan to launch our website in October 2002.
     ---------------
The actual launch date may be delayed due to problems with our software, or other factors outside of our control.

     Market  retail  business  to consumers.  We will need to devote significant
     --------------------------------------
resources to marketing our retail business to prospective customers. Depending on our funding, we intend to launch a national advertising campaign.

Maintain  software.  We  need to devote significant resources to maintaining the
------------------
software for our retail business. We have entered into a one-year agreement with Pyxis, the developer of our software, to provide us with this support.

Provide  customer  support.  We  will  need to dedicate significant resources to
--------------------------
customer support, which will include responding to customer inquires as well as addressing problems in the area of shipping and returns. We need to hire additional employees for this purpose.

     Contract  with  the  vendors to supply us with additional products.  We are
     ------------------------------------------------------------------
currently seeking to enter into contracts with additional vendors to supply us with additional products for our website retail business. We currently expect to complete the initial phase of this process within the next two months.


     During June 2002, we commenced a private placement of our common stock. As of September 23, 2002, we had received $903,500 from the sale of shares in this offering.

     We believe that we have sufficient working capital to launch our website and operate our business for a period of at least six months. We further anticipate that we will need a minimum of $500,000 in additional financing in order to meet our working capital requirements for the next 12 months. We plan to seek this financing through an additional offering of our common stock. If we are unable to obtain this additional working capital, or if we encounter unexpected expenses, we may not have enough working capital to implement our business plan.

Revenues
--------

     We expect to generate most of our revenues from the mark-up on the prices of the products which are sold through our website. These mark-ups will range from 10 to 200%. In most cases, we plan to establish the mark-up between the price we pay the vendor for the product and the manufacturer's suggested retail price, with the goal of pricing the product slightly below the manufacturer's suggested retail price. We may increase the mark-up if we believe that the product is not readily available from other sources, or if the demand for the product is high.

     We expect to generate additional revenues from fees paid by vendors for featuring their products on our website or for banner advertising on our website. We may also seek to obtain revenues from consumers for special services, such as searching for products which they desire.

Expenses
--------

     We anticipate that our principal expenses consist of advertising and marketing, software maintenance and personnel required to operate our business. We will also incur expenses for items for web hosting, communications and credit card processing fees, and other administrative costs.

Accounts  Receivable  and  Accounts  Payable
--------------------------------------------

     We do not anticipate that we will have any significant level of accounts receivable in connection with the operation of our business. We will require each customer to pay us via credit card prior to the time that any product is shipped to the customer. Additionally, we do not anticipate that we will have a significant level of accounts payable, because most of our vendors will require us to pay them before products are shipped by the vendor to our customers. However, we plan to seek credit terms from our vendors after our business is established.

Capital  Expenditures
---------------------

     We expect to purchase additional office furniture, equipment and computers during the next 12 months. We have budgeted approximately $50,000 for capital expenditures during this period.

Employees
---------

     As of September 15, 2002, we had 12 employees. We currently expect to hire approximately 6 additional employees over the next 12 months. However, we may be required to hire more employees if our business grows more rapidly than expected.

                                     Part II
                                OTHER INFORMATION



Item  1.  Legal  Proceedings

None.

Item  2.  Changes  in  Securities

In June 2002, we sold 35,000 shares of our common stock to six individual investors at a price of $1.00 per share. This transaction was made in reliance upon Section 4(2) of the Securities Act of 1933.

In June 2002 we issued 80,000 shares to www.inspectedsites.com, Inc., our principal shareholder, in payment of $80,000 due under a loan from inspectedsites. The transaction was made in reliance upon section 4(2) of the Securities Act of 1933.

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


                                  I-Sites, Inc.
     ------------------------------------------
                                   (Registrant)

                 /s/  Brian  Cohen                               .
     -------------------------------------------------------------
                                     Brain Cohen
                               President and Treasurer
Date:  October 8,2002  (Principal Executive Officer and Chief Financial Officer)





Certification  Required  Under  Section  906  of  the Sarbanes-Oxley Act of 2002

     The undersigned hereby certifies that this report fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents in all material respects the financial condition and results of operations of the Registrant as of and for the periods presented in this report.


                 /s/  Brian  Cohen                               .
     -------------------------------------------------------------
                                     Brain Cohen
                               President and Treasurer
Date:  October 8,2002  (Principal Executive Officer and Chief Financial Officer)