Form 10QSB
period 2002-09-30
I SITES INC
filed 2002-12-10
CIK 1170757

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                      000-49820
                                      ---------
     Commission  File  Number


                                  I-SITES, INC.
                                  -------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



            Florida                                 59-3619325
--------------------------------      -------------------------------------
(State or Other Jurisdiction of       (I.R.S. Employer Identification  No.)
Incorporation  or  Organization)

          1021 Ives Dairy Rd., Bldg. 3, Suite 117, Miami, Florida 33179
          -------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                    (888) 598-8677
                                    --------------
                   (Issuer's  Telephone  Number,  including  Area  Code)


     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90  days.   Yes    X  No  ____
                ----

As of November 30, 2002, the issuer had 3,928,115 outstanding shares of common stock, par value $.001 per share.

                                     PART I
                              FINANCIAL INFORMATION


Item  1.  Financial  Statements



                                       I Sites, Inc.
                               (A Development Stage Company)
                                      Balance Sheets
                                        (Unaudited)

                                         SEPTEMBER 30,

                                                                       2002        2001
                                                                    -----------  ---------
ASSETS

Cash                                                                $  589,804   $      -


TOTAL CURRENT ASSETS                                                   589,804          -
------------------------------------------------------------------  -----------  ---------


Fixed assets - net                                                     143,503          -

TOTAL ASSETS                                                        $  733,307   $      -
==================================================================  ===========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                    $   21,438   $      -

Accrued payroll taxes                                                   25,561

Accrued expenses                                                         6,958

TOTAL LIABILITIES                                                       53,957          -
------------------------------------------------------------------  -----------  ---------

STOCKHOLDERS' EQUITY

Common stock, $.001 par value, 20,000,000 shares authorized at
September 30, 2002 and 2001; 3,630,915 shares issued and
outstanding at September 30, 2002 and 2,100,000 shares issued and
outstanding at September 30, 2001.                                       3,361      2,100

Additional paid in capital                                           1,096,021     18,900

Accumulated deficit during the development stage                      (420,302)   (21,000)


TOTAL STOCKHOLDERS' EQUITY                                             679,350          -
------------------------------------------------------------------  -----------  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  733,307   $      -
==================================================================  ===========  =========



The accompanying Notes should be read in conjunction with these financial statements.



I  Sites,  Inc.
                                          (A Development Stage Company)
                                               Statements of Income
                                                   (Unaudited)


                          For the three    For the three    For the nine     For the nine
                          months ended     months ended     months ended     months ended       April 5, 1999
                          September 30,    September 30,    September 30,    September 30,      (Inception) to
                              2002             2001             2002             2001         September 30, 2002
                         ---------------  ---------------  ---------------  ---------------  --------------------

REVENUES                 $            -   $            -   $            -   $            -   $                 -
                         ---------------  ---------------  ---------------  ---------------  --------------------

COST OF GOODS SOLD                    -                -                -                -                     -
                         ---------------  ---------------  ---------------  ---------------  --------------------

GROSS PROFIT                          -                -                -                -                     -
                         ---------------  ---------------  ---------------  ---------------  --------------------

EXPENSES

Salaries                         94,773                           100,093                                100,093
Payroll taxes                     6,606            3,000            7,250            3,000                 7,250
Marketing                       104,200                           104,200                                104,200
Contract services                66,754                            66,754                                 66,754
Accounting fees                  28,028                            30,278                                 34,778
Consulting services              27,125                            27,125                                 27,125
Legal fees                       18,601                            18,601                                 33,601
Office                           10,813                            10,813                                 10,813
Telephone                         9,323                            10,035                                 10,035
Lease expenses (note 6)          12,600                            13,908                                 14,220
Supplies                            532                             4,367                                  4,367
Repairs & maintenance             1,666                             1,666                                  1,666
Transfer agent fees                 114                             1,614                                  1,864
Utilities                           780                               780                                    780
Licenses & permits                  471              159              630              159                 1,526
Depreciation                        465                               465                                    465
Travel                              340                               340                                    340
Bank service charge                  (3)             218               72              218                   425


TOTAL EXPENSES                  383,188            3,376          398,991            3,376               420,302
-----------------------  ---------------  ---------------  ---------------  ---------------  --------------------

NET LOSS                 $     (383,188)  $       (3,376)  $     (398,991)  $       (3,376)  $          (420,302)
=======================  ===============  ===============  ===============  ===============  ====================


EARNINGS PER SHARE:
           BASIC         $        (0.11)  $            -   $        (0.11)  $            -   $             (0.12)
=======================  ===============  ===============  ===============  ===============  ====================


The accompanying Notes should be read in conjunction with these financial statements.


                                                     I Sites, Inc.
                                             (A Development Stage Company)
                                                Statements of Cash Flow
                                                      (Unaudited)


                                                                                                       April 5, 1999
                                                                         For Nine Months Ended        (Inception) to
                                                                              September 30,            September 30,
                                                                                   2002               2001      2002
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss                                               $                         (398,991)  $        (3,376)  $(37,113)

Non-cash adjustments:
Depreciation                                                                          465


Adjustments to reconcile net loss to net cash used in operating activities:

Increase in accounts payable                                                       21,314                        1,309
Increase in accrued payroll taxes                                                  25,561                          655
Increase in accrued expenses                                                        6,958
Increase (decrease) in stockholder loans                                                             (1,000)    (7,500)


NET CASH FLOW PROVIDED FROM OPERATING ACTIVITIES                                 (344,693)           (4,376)   (42,661)
-----------------------------------------------------  -----------------------------------  ----------------  ---------

CASH FLOW FROM INVESTING ACTIVITIES:

Development of online software                                                   (109,291)                -    (88,200)
Purchase of computers and equipment                                               (21,177)


NET CASH FLOW FROM INVESTING ACTIVITIES                                          (130,467)                -    (88,200)
-----------------------------------------------------  -----------------------------------  ----------------  ---------

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                                          1,028,400                 -    186,252


NET CASH FLOW FROM FINANCING ACTIVITIES                                         1,028,400                 -    186,252
-----------------------------------------------------  -----------------------------------  ----------------  ---------

Net increase (decrease) in cash flow                                              553,250            (4,376)    55,391
Beginning cash                                                                     36,564             4,376


ENDING CASH - SEPTEMBER 30, 2002                       $                          589,804   $             -   $ 55,391
-----------------------------------------------------  -----------------------------------  ----------------  ---------



The accompanying Notes should be read in conjunction with these financial statements.



NOTE 1 - ORGANIZATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPAL BUSINESS ACTIVITY

Organization  and  Principal  Business  Activity

I Sites, Inc. (the "Company"), was initially incorporated as Rocky's Restaurant Corp. on April 5, 1999 under the laws of the State of Florida. On September 21, 2000, the Company changed its name to Interactive Entertainment Concepts, Inc. On September 5, 2001, the Company changed its name to I Sites, Inc. The Company's fiscal year-end is December 31.

The Company is considered to be in its development stage and the accompanying financial statements represent those of a development stage company. All costs associated with the startup phase of the organization have been expensed in the current period pursuant to Statement of Position 98-5.

The Company plans to establish an online interactive retail shopping mall for the general public. Purchases will be drop shipped directly to the customers, which will avoid the necessity of inventory. The Company is currently in preparing to open its online business.

Concentration  of  Credit  Risk

The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash. Additionally, the Company maintains cash balances in bank deposit accounts, which, at times, may exceed federally insured limits.

Cash  and  Cash  Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

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

Fair  Value  of  Financial  Instruments

The carrying amounts of financial instruments including cash, accounts payable and accrued expenses approximate fair value as of September 30, 2002 and September 30, 2001, as a result of the relatively short maturity of these instruments.

Long-Lived  Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At September 30, 2002 and September 30, 2001, the Company determined there was no impairment.

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

Recently  Issued  Accounting  Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Income  Taxes

The Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No 109 "Accounting for Income Taxes", which requires companies to use the asset and liability method of accounting form income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequence of temporary differences by applying enacted statutory tax rates applicable to future years differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Pursuant to SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates.

NOTE  2  -  PROPERTY  AND  EQUIPMENT

Property and equipment is stated at cost less accumulated depreciation. Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized using the straight-line method over the estimated useful life of the asset. The Company has elected to capitalize the costs related to the development of its software following the guidelines of the AICPA's Statement of Position (SOP) 98-1 which states that application and development costs associated with the purchase or development of software that is for the internal use of a company, shall be capitalized and depreciated over the estimated useful life of the software. For the nine months ended September 30, 2002, the Company had not recognized amortization expense related to the software development, since the product was still in the development stages and not yet available for use by the Company.

                                                      AMOUNT           LIFE
                                                      ------           ----

Software development costs at September 30,2002    $  122,791           N/A
Computers & equipment                                  21,177         5 years
                                                   ----------
Total fixed assets                                    143,968
Less:  Accumulated depreciation
                                                          466
                                                   ----------
Net fixed assets                                   $  143,503
                                                   ==========

NOTE  3-  STOCKHOLDERS'  EQUITY

The Company's authorized capital consists of 20,000,000 share of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value of $0.001 per share. As of the September 30, 2002, none of the preferred stock had been issued.

In April 1999, the Company issued 1,500,000 shares of common stock at $.10 per share to a third party for management services. In April 1999, the Company issued 600,000 shares of common stock at a price of $.01 per share in a private placement to individual investors.

In August 2001 and September 2001, the Company issued 100,000 and 402,515 shares, respectively, at a price of $0.10 per share to its principal stockholder.

In June 2002, the Company issued 80,000 shares of common stock to its principal shareholder in payment of an $80,000 loan made to the Company in February 2002.

In June 2002, the Company issued 35,000 shares of common stock at a price of $1.00 per share in a private placement to individual investors.

In the third quarter of 2002, the Company issued 913,400 shares of common stock at a price of $1.00 per share to individual investors.

NOTE  4  -  INCOME  TAXES

The tax effect of loss carry forwards and the valuation allowance that give rise to deferred tax assets are as follows:
                                     September 30,   December 31,   December 31,
                                        2002            2001           2000
                                        ----            ----           ----

Net operating loss carry forwards     $ 392,033         $3,687        $  17,624

Less  valuation  allowance             (392,033)        (3,687)         (17,624)
                                      ------------------------------------------
Deferred  tax  assets                 $   -0-           $  -0-        $    -0-
                                      ==========================================

As of September 30, 2002, the Company had net operating loss carry forwards available to offset future taxable income of approximately $62,002 which expire in various years through 2022. The Company uses the lowest marginal U.S. corporate tax rate of 15% to determine deferred tax amounts and the related valuation allowance because the Company had no taxable earnings through September 30, 2002.

The reconciliation of income tax benefit resulting from applying US federal statutory tax rates to pretax loss and the reported amount of income tax benefit is as follows:


                                             2002           2001          2000
                                             ----           ----          ----

Tax benefit at federal statutory
rate of 15%                              $  58,505        $  553       $  2,644

Increases in valuation allowance           (58,805)       (  553)      (  2,644)
--------------------------------------------------------------------------------
                                         $   -0-          $  -0-       $   -0-
================================================================================

For the nine months ended September 30, 2002, and the years ended December 31, 2001 and 2000, the Company had losses.

NOTE  5  -  STOCKHOLDER  LOAN

In February 2002, the Company borrowed $80,000 from its principal shareholder. The loan was payable on demand and bore interest at a rate of 8% per annum. In June 2002, the Company repaid the principal balance of the loan through the issuance of 80,000 shares of common stock valued at $1.00 per share. The accrued interest, which was forgiven by the lender, would have represented the carrying costs of the loan from inception to the payment date.

NOTE  6  -  COMMITMENTS

The Company leases office space on a month-to-month basis. Rent expense charged to operations under the operating lease was $13,908 for the nine months ended September 30, 2002. On July 1, 2002, the Company moved to its present facility of 1,130 square feet which has a monthly rent expense to $4,200.

There  are  no  future  minimum  obligations  under  the  operating  lease.

In September, 2002, the Company entered into a one-year agreement with Pyxis Technology Solutions Ltd. pursuant to which Pyxis agreed to provide software development and maintenance services to the Company. The terms of the agreement include a minimum payment of $6,000 a month for the services to be rendered under the agreement. To date, the services provided under this agreement have consisted of software enhancements and modifications, rather than maintenance. Therefore, the monthly services have been capitalized as part of the development costs of the software.

                                  I-Sites, Inc.

               Review by Independent Certified Public Accountants

     Siegelaub, Lieberman & Associates P.A., the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2002 and 2001 and for the three-and nine-month periods then ended, presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

SIEGELAUB,  LIEBERMAN  &  ASSOCIATES  P.A.
Certified  Public  Accountants
(954) 753-2222
9690 W. Sample Road,  Suite 202
Fax (954) 753-1123
Coral Springs,  Florida 33065




The  Board  of  Directors
I  Sites,  Inc.
1021  Ives  Diary  Rd.
Building  3,  #  117
N.  Miami  Beach,  FL.  33179

Board  of  Directors,



We have reviewed the accompanying Balance Sheets of I Sites, Inc., as of September 30, 2002 and September 30, 2001, and the related Statements of Income and Cash Flows for the nine months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our review.

A review consists principally of inquires of the Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting standards.



Siegelaub,  Lieberman  &  Associates  P.A.

Coral Springs,  Florida
December 2, 2002

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

We are a development stage company and have not yet commenced operations or generated any revenues. Our principal business activities to date have been the development of the software for our business and contracting with vendors to supply products to our business. From our inception to September 30, 2002, we had incurred an accumulated deficit of $420,302. Our accumulated deficit through September 30, 2002 has been primarily attributable to the cost of the design and development of our software, legal and accounting fees and securing contracts with vendors.

The principal components of our business plan for the next 12 months consists of the following:

Launch  website.
We plan to launch our website in December 2002, assuming that the testing of our software is successful. It is possible that the launch could be delayed if we encounter unexpected problems during this testing.

Market  retail  business  to  consumers.
We will need to devote significant resources to marketing our retail business to prospective customers. Depending on our funding, we intend to launch a national advertising campaign.

Maintain  software.
We need to devote significant resources to maintaining the software for our retail business. We have entered into a one-year agreement with Pyxis Technology Solutions, the developer of our software, to provide us with this support.

Provide  customer  support.
We will need to dedicate significant resources to customer support, which will include responding to customer inquires as well as addressing problems in the area of shipping and returns. We need to hire additional employees for this purpose.

Contract  with  the  vendors  to  supply  us  with  additional  products.
We are currently seeking to enter into contracts with additional vendors to supply us with additional products for our website retail business. We expect this to be an ongoing process for at least the next eight to ten months.

Working  Capital

In the third quarter of 2002, we raised $948,400 from the sale of shares of common stock to individual investors at a price of $1.00 per share. Between October 1, 2002 and November 30, 2002, we raised an additional $297,200 from the sale of shares to individual investors at a price of $1.00 per share. All of the investors were "accredited investors" under the rules of the Securities and Exchange Commission. None of the investors were affiliates with the Company.

As of November 30, 2002, we had approximately $600,000 in cash and cash equivalents. We believe that we have sufficient working capital to operate our business for a period of approximately twelve months.

Our expenses during the next 12 months are expected to consist primarily of salaries, software maintenance expenses, technical support costs, marketing expenses, credit card processing fees and other administrative costs such as rent, electricity and telephone. We plan to fund these expenses from our existing cash resources and revenues from our website.

We expect that we may be required to establish reserves with our credit card processors in order to receive card processing services. At the present time, we have entered into an arrangement with a credit card processor which allows us to process up to $90,000 per month in credit card sales. This arrangement does not require us to establish any reserves. Furthermore, we believe that we will be able to increase this level significantly after our business is launched.
However, we may be required to establish reserves with our credit card processors to cover potential charge backs and returns. Depending on the levels of our sales, and the reserve percentage required by our processors, we could be required to utilize a substantial amount of working capital for this purpose.

We plan to undertake a significant marketing effort after we launch our website. The scope of these marketing efforts will largely depend on the amount of our working capital.

We currently plan to raise additional working capital through the sale of shares of our common stock. We plan to utilize the proceeds to pay marketing expenses, to establish reserves with credit card processors (if required), and to provide us with additional funds to address unexpected working capital requirements.

Revenues

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

Capital  Expenditures

During the first nine months of 2002 we have invested $130,467 in the development of our software and the purchase of computers and equipment. We expect to purchase additional office furniture, equipment and computers during the next 12 months. We have budgeted approximately $30,000 for capital expenditures during this period.

Employees

As of November 30, 2002, we had 12 employees. We currently expect to hire approximately 6 additional employees over the next 12 months. However, we may be required to hire more employees if our business grows more rapidly than expected.

Item  3.  Controls  and  Procedures

Evaluation  of  Disclosure  Controls  and Procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon his evaluation of these controls and procedures performed within 90 days of the filing date of this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were adequate.

Changes  in  Internal Controls.
We made no significant changes in its internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation by the Chief Executive Officer and Chief Financial Officer.

                                     Part II
                                OTHER INFORMATION

Item  1.  Legal  Proceedings

None.

Item  2.  Changes  in  Securities

During the period July 1, 2002 through November 30, 2002, we sold 1,210,600 shares of our common stock to ninety accredited investors at a cash price of $1.00 per share. These sales were made in reliance upon Section 4(2) of the Securities Act of 1933.

Item  3.  Defaults  Upon  Senior  Securities

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

None.

Item  5.  Other  Information

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a)     Exhibits.
             --------

          Exhibit  No.     Description
          ------------     -----------

               99          Certification  under  Section 906 of Sarbanes-Oxley
                           Act  of  2002

     (b)  Reports  on  Form  8-K.
          ----------------------

          Not  applicable.

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


                                                    I-Sites, Inc.
                                     ------------------------------------------
                                                    (Registrant)

Date: December 9, 2002                     /s/  Brian Cohen
                        --------------------------------------------------------
                                               Brain Cohen
                                         President and Treasurer
                       (Principal Executive Officer and Chief Financial Officer)

                                     ------
                                  CERTIFICATION
                                  -------------


I,  Brian  Cohen,  certify,  that:

1.     I  have  reviewed  this quarterly report on Form 10-QSB of I-Sites, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:      December 9, 2002           By:    /s/  Brian Cohen
          -----------------                -------------------------------------
                                             Brian  Cohen
                                             President and Treasurer
                                             (Principal Executive Officer
                                              and Chief Financial Officer)