Form 10KSB
period 2002-12-31
I SITES INC
filed 2003-04-15
CIK 1170757

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  fiscal  year  ended  December  31,  2002

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  __________  to  _______________

                          Commission File No. 000-49820

                                  I SITES INC.
                                  ------------
                 (Name of Small Business Issuer in its Charter)

                           Florida                     65-0929565
            -------------------------------         -----------------
            (State or Other Jurisdiction of          (I.R.S. Employer
             Incorporation or Organization)          Identification No.)

             1021 Ives Dairy Rd., Bldg. 3, Suite 117, Miami, Florida
             -------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (888) 598-8677
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common stock, $.001 par value

Check  whether  the  issuer:  (1)  has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes x No
                                                                       ---- ----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State  issuer's  revenues  for  its  most  recent  fiscal  year:  None.

As of March 31, 2003, the registrant had 1,963,283 outstanding shares of common stock, $.001 par value.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

     We effected a one for two reverse stock split on February 10, 2003. Unless otherwise noted, all share amounts in this report, have been restated to reflect this stock split.

Introduction
------------

     The name of our company is I-Sites, Inc. We were incorporated under the laws of the State of Florida in April 1999. We are in the process of establishing an internet-based retail business which is designed to offer a wide variety of products to the general public at attractive prices.

Background
----------

     We have not yet commenced operations. To date, our only material activities have been to develop the software for our business and to establish relationships with potential suppliers to our business. We are a development stage entity and our ability to commence operations is subject to uncertainty. The discussion of our business in this Form 10-KSB is based on the products and services that we intend to provide. If and when we commence business, we may offer products and services which are different from those described in this Form 10-KSB.

     We were originally organized under the name Rocky's Restaurant Corp. On September 21, 2000, we changed our name to Interactive Entertainment Concepts, Inc. On September 5, 2001, we changed our name to I-Sites, Inc.

Our  Proposed  Business
-----------------------

     Our plan is to offer a wide variety of products to the general public at attractive prices through an easy to use website. The website address for our new business will be "www.buybrations.com." We plan to offer products in the following major categories:

-     Apparel
-     Art/Art  Supplies
-     Automotive  Products
-     Baby  Products
-     Books/Publications
-     Cameras/Photography  Supplies
-     Candles/Incense  &  Potpourri
-     Collectibles
-     Computer  Products
-     Electronics
-     Fashion  Accessories
-     Garden  &  Lawn
-     Gifts  &  Souvenirs
-     Handbags/Luggage
-     Hardware
-     Health  &  Beauty
-     Holiday/Seasonal
-     Housewares/Home
-     Jewelry
-     Knives
-     Leather
-     Music
-     Novelties
-     Perfume/Fragrances
-     Pet  Supplies
-     Shoes/Footwear
-     Sporting  Goods
-     Toys/Games  &  Hobbies
-     Videos  &  DVD's
-     Watches

     We will obtain products from vendors who have agreed to sell them to us. These vendors principally consist of manufacturers and distributors. We will mark-up the price of these products and offer them to consumers through our website. We will arrange for all products to be shipped directly from the vendors to consumers. As a result, we will not hold any inventory.

     When a consumer places an order for a product, we will require the consumer to pay us by credit card for our selling price of the product. At the same time, our website will electronically place an order with the appropriate vendor for the product. At that point, we will be required to pay the vendor for the product, unless the vendor has agreed to extend us credit. We will generate revenues from the mark-up on the products sold through our website. We expect that these mark-ups will range from 10% to 200%. In most cases, we plan to establish the mark-up for a product based on the difference between the price we pay the vendor for the product and the manufacturer's suggested retail price, with the goal of pricing the product slightly below the manufacturer's suggested retail price. We may increase the mark-up if we believe that the product is not readily available from other sources, or if the demand for the product is high.


The  I-Sites  Solution
----------------------

     We believe that the features of our proposed online retail business will be attractive to both vendors and consumers.

     Features  Attractive  to  Vendors.  We believe that buybrations.com will be
     ---------------------------------
attractive  to  vendors  for  the  following  reasons:

     -     Relatively  simple  to  implement.  We have designed our software and
           ---------------------------------
website to make it relatively simple for vendors to participate in our retail business. Once a vendor has agreed to supply us with products, the vendor will need to provide us with either online access to the vendor's own inventory database, or a diskette listing the products which the vendor has for sale. In each case, we can then add the vendor's products to our database without further input from the vendor.

     -     Low  cost  of  participation.  We will not charge vendors any fees to
           ----------------------------
participate in our website. Additionally, we believe that vendors will not incur any significant expenses in providing us with updated information concerning their products which we will offer through our website.

     -     Additional  distribution  channel.  Our  website will provide vendors
           ---------------------------------
with an additional distribution channel. For vendors which are not currently marketing their products through the internet, our website will offer a relatively simple and inexpensive means of offering products online. For vendors who are already marketing through the internet, our website will offer an additional method of reaching potential customers.

     Features  Attractive to Consumers.  We believe that buybrations.com will be
     ---------------------------------
attractive  to  consumers  for  the  following  reasons:

     -     Variety  of  products.  We plan to offer a relatively large number of
           ---------------------
products on our website, which will make it easier for consumers to locate and purchase desired products.

     -     Attractive  prices.  We  will seek to set the prices for our products
           ------------------
below manufacturer's suggested retail prices for these products. We believe that we will be able to offer consumers attractive prices because our distribution model does not require us to hold any inventory or operate any physical facilities for the display and distribution of products.

     -     Ease  of  use.  Our website is designed to allow consumers to quickly
           -------------
locate and purchase their desired products. The site is designed so that within seconds of entering a product description or name in a search field, the website will list items matching or nearly matching the requested product. Consumers will then have the option of continuing to shop for other items or completing their buying transaction quickly and easily.

Business  Strategy
------------------

     Our business objective is to establish a successful online retail business. The key elements of our strategy are described below:

Obtain  a  sufficient  number  of  vendors  and products to commence operations.
-------------------------------------------------------------------------------

     We believe that our ability to attract and retain customers will depend in large part on the number and variety of products which are available through our website. We believe that we are currently in a position to offer a wide range of products in all of our major product categories.

     As of March 31, 2003, we had established non-binding relationships with approximately 129 vendors. These vendors have agreed to make more than 10 million products available to us. At the present time, we have incorporated approximately 5 million of these products onto our website, and we plan to add at least another 1.5 million of these products to our website before we launch our website to the general public. We also intend to continue to add products to our website after we launch our website. We do not know how many products we will ultimately have on our website. This number will depend on our ability to incorporate the products onto the database for our website, our ability to enter into relationships with additional vendors and the response of customers to the products which are available.


     In each relationship, the vendors have agreed to sell us products at the vendor's wholesale prices. Approximately 35% of the vendors have agreed to extend us credit of up to 30 days to pay the vendors. Each of the other vendors will require us to pay them before they will ship the products to our customers. Each of the relationships may be terminated at any time by either the vendor or us.


Add  products  to  our  database  and  complete initial development of software.
-------------------------------------------------------------------------------

     In August 2002, we installed the software for our online retail business on the server provided by our website hosting company. At that time, we believed that this software was substantially complete and that we would be able to launch our online retail business during October 2002. Since that time, we have delayed the launch in order to address the following issues:

- We have been required to devote significant time and effort to the process of adding products to our website. This process has taken more time than originally expected because the information provided by many of our vendors was not in a format which could be easily added to our database. In those cases, we have been required to reformat this data. At the present time, we have incorporated approximately five million products to our database and are testing our database software to confirm that it performs in accordance with our expectations. Once this testing is completed, we intend to continue adding products. We currently plan to have at least 6.5 million products available on our website at the time we launch our website to the general public.

- In October 2002, we elected to modify our software to expand the number of product sub-categories within our website. We decide to do this in order to make the website easier for consumers to use. This process required us to modify the software and the way in which we entered product data received from vendors.

- In November 2002, we decided to modify our software so that each customer order would automatically generate shipping instructions to a national shipping service. This feature is designed to simplify the shipment of products from vendors to consumers because our system will notify the shipper by email to pick up the product from the vendor at the time the customer places an order. The integration of this software to our system was completed during February 2003.

- Since the fall of 2002, we have been testing our software to confirm that it works in accordance with our expectations. During this process, we have uncovered several minor problems with the manner in which the software functions, such as the ability of a user to move between product categories without returning to our home page. We have been required to modify our software to address these problems. We are continuing to test our software so that it will function in the manner we planned.

     We currently have the ability to process customer orders through our website. However, not all of the five million products in our database are viewable through our website. Accordingly, we believe that we will not launch the website for general public use until May 2003. Furthermore, the actual launch could be further delayed if we encounter unexpected problems with any of the issues described above or with the completion of our software.

     Market  the  buybrations.com  tradename.
     ---------------------------------------

     We plan to create and build our consumer base and our tradename through a national marketing campaign. If we obtain the necessary funding, we plan to place advertising in both traditional and online media to attract consumers to our website. The campaign would include strategic advertising on high-traffic websites, advertising in targeted publications and television advertising.

     Promote  "e-store"  distribution  channel.
     -----------------------------------------

     Once our retail business is launched, we will seek to increase sales of products through our "e-store" concept by marketing to existing businesses and individuals interested in starting internet retail businesses, as well as to the many non-profit groups. The e-store concept is designed to be an additional distribution channel for the products available through buybrations.com. The e-store concept will allow business owners, individuals and non-profit groups to establish an online store through our e-store website. A potential e-store owner will contact us regarding the establishment of an e-store. If approved, the owner will be allowed to design the web page for the owner's e-store, utilizing the software on our e-store website. The owner will select the name of the store and its design from templates available on our website. The owner will also select the products which will be made available through his e-store from the products available through buybrations.com. The purchase price of these products will be the same prices which are charged by buybrations.com.

     Once the owner designs his e-store, he will need to link it to his own website. If he does not have a website, we will arrange to establish one for the owner through a web hosting company.

     The e-store will appear to be an independent retail outlet to prospective customers. When a customer searches for products, the consumer will search a database of products which have been selected by the e-store owner. This database will not have any references to buybrations.com and will appear to be specifically created for the e-store owner. When a customer elects to purchase a product, the buybrations.com system will handle the fulfillment of the customer's order, including the collection of the purchase price, the shipping of the product and the payment to the supplier.

     We will not charge the e-store owner for establishing and operating his e-store. However, the owner may be required to pay a web-hosing company if the owner does not otherwise have a website.

     We will collect the revenues for all products sold through each e-store. We will utilize these revenues to pay the vendors for their products and to pay monthly commissions to the e-store owners. We currently expect each e-store owner will receive between 40% and 50% of our markup on each product sold through his e-store.



     Foster  community  affinity.
     ---------------------------

     We believe that we can develop a large and loyal community of users by offering a wide variety of products at attractive prices in a user-friendly environment. We intend to enhance the community experience by introducing category-specific bulletin boards and chat rooms. We will also seek to enhance the buying experience on our website by adding new products based on feedback from our customers.

     Enhance  features  and  functionality.
     -------------------------------------

     We intend to update and enhance the features and functionality of buybrations.com in order to improve the buying experience through buybrations.com. We plan to introduce personalization features such as "mybuybrations.com," a customizable user interface that tracks a user's recent buying activity and highlights a list of items of known interest to that consumer. We intend to introduce other features, such as category-specific sites with content and other features designed to enhance the buybrations.com experience.

     Add  value-added  services.
     --------------------------

     We plan to offer additional buying services to enhance the buying experience. We are studying a plan to introduce a fee based service, tentatively called "I Can Find It," in which the buybrations.com staff would attempt to find requested products for a customer who cannot find the product on our website. Our staff would search the internet and call distributors to locate the requested product for the customer. We may also offer product warranty insurance to extend the manufacturer's original warranty.

Technology
----------

     The software for buybrations.com and our related e-store distribution channel has been developed by Pyxis Technology Solutions Ltd. Pyxis is a well-established software developer based in India. It has received an ISO 9001-2000 certification for its software development services.

     Our software has been designed to operate an online retail business and related e-store distribution channel. It is capable of maintaining data records for hundreds of thousands of registered users and millions of products. It will handle all aspects of the sales process, including forwarding the customer's order to the appropriate vendor, confirming the order to the customer via e-mail and confirming that the product has been shipped. The system will maintain user registration and historical information. All data will be regularly archived to a data warehouse. The system will update every time a new product becomes available from a vendor or a product is removed by a vendor. The system has been designed around industry standard architectures.

     We have encountered unexpected problems in completing the development of our software and incorporating products onto our database. See "Risk Factors - We are uncertain that our software will function properly."

     As of December 31, 2002, we had expended approximately $181,000 during the preceding two years on website development and related software research and development activities. This amount included $117,000 we paid to Pyxis and Diversified Business Services for the development and enhancements of our online retail and e-store software.

     Our application software and website are hosted on a dedicated web-server by a third party internet service provider for a monthly fee of $845.

     In September 2002, we entered into a one-year agreement with Pyxis pursuant to which they agreed to provide us with software maintenance for our software and additional software development assistance. Additionally, Pyxis has agreed to assist us in adding vendor products to our database. We have agreed to pay Pyxis a minimum of $6,000 a month for its services under this agreement. We may obtain additional services from Pyxis upon request.

     We anticipate that we will need to devote significant resources to product development in the future to add new features and functionality to our buybrations.com service.

Products  Available  on  buybrations.com.
----------------------------------------

     We initially plan to offer products in thirty major product categories. We also plan to increase the number of products based on consumer demand. Each category will have numerous subcategories. As the buybrations.com community grows and additional items are listed, we expect to re-organize items under additional categories to respond to the needs of the buybrations.com community.

Supply  of  Products  from  Vendors.
-----------------------------------

     We are currently in the process of contracting with vendors to supply the products which will be available through our website.

     As of March 31, 2003, we had entered into non-binding contracts or commitments with approximately 129 vendors. These vendors have made more than 10 million products available to us. At the present time, we have incorporated approximately 5 million of these products onto our website, and we plan to add at least another 1.5 million of these products to our website before we launch our website to the general public. We also intend to continue to add products to our website after we launch our website. We do not know how many products we will ultimately have on our website. This number will depend on our ability to incorporate the products onto the database for our website, our ability to enter into relationships with additional vendors and the response of customers to the products which are available.

     During the last six months, we have canceled a substantial number of relationships with vendors who were not able to provide us with product information which was in a form that we could utilize efficiently, or who were not able to offer us sufficiently attractive prices. Nevertheless, we presently believe that we have contracted with enough vendors to operate our business successfully.

     Once a vendor agrees to participate in buybrations.com, we need to add a listing of the vendor's products to our website. To do this, the vendor must provide us with a list of all available products, which we will add to our database. Alternatively, the vendor can install an electronic communication program on its existing inventory system. The program is a non-invasive data compiling application which retrieves and transmits vendor product information to the buybrations.com database. Some of the necessary product information includes product name, description, suggested selling price, weight, physical dimensions, image and shipping availability. Each vendor will be able to highlight items it wishes to promote by using a special "marker" in its database. For a higher level of visibility, vendors will also have the opportunity to promote products through rotation banner ads on the buybrations.com home page, or specific category pages for a separate fee.

We have encountered delays in adding vendor products to our website. See "Risk Factors - We are uncertain our software will function properly."

Marketing
---------

     We plan to create and build our consumer base and our brand name through a national marketing campaign. If we obtain the necessary funding, we plan to place advertising in both traditional and online media to attract consumers to our website. The campaign would include strategic advertising on high-traffic websites, advertising in targeted publications and television advertising.

     Our ability to implement our marketing plan depends on our ability to obtain funding for our business.

Sale  of  Products  to  Consumers
---------------------------------

     We expect that buyers will enter buybrations.com through its home page, which will contain a listing of product categories that allows for easy exploration of available products. Buyers will be able to search for specific items by browsing through a list of items within a category or subcategory and then "click through" to a detailed description for a particular item. Buyers will also be able to search specific categories or the entire database of listings using keywords to describe the types of products in which they are interested. Our search feature will generate a list of relevant products with detailed descriptions and may include product images. Once a selection is made, it will be automatically added to the buyers "shopping cart." After a buyer has completed his shopping, the buyer will "check out" by entering appropriate personal and credit card information. Our system will automatically send a confirmation to the buyer and seller via email. Buyers will not be charged any separate fees by buybrations.com for making purchases through our website.

     Once a buyer has finished "checking-out," the buybrations.com system will process the order payment through its gateway. Payment approval and verification will trigger an electronic order being sent to the vendor. The vendor will be required to acknowledge receipt and acceptance of the order as well as expected shipping date. The buybrations.com system will then e-mail an order confirmation to the buyer which will note the expected shipping date.

E-Store  Distribution  Channel
------------------------------

     We plan to offer existing businesses and other persons interested in starting businesses the opportunity to open "e-stores" utilizing our existing database of products. The purpose of our e-store concept is to create an additional distribution channel for products available through buybrations.com.

     The "e-store" distribution channel will allow the e-store owner the ability to create an on-line retail establishment for no cost, other than the cost of web hosting.

     A prospective e-store owner will contact us through our e-store website. The software on our e-store website will allow the new owner to customize his e-store by selecting the name of the store and its design from templates available through our website. These templates will allow the owner to select the look, color scheme and fonts to be used in its virtual store so that it can blend with the owner's existing website. Next, the owner will have the ability to add its own logo and slogan to the "e-store." The new owner will also select the products which will be offered through his e-store from the products available through buybrations.com. The software for our e-store concept will create a separate database of products for the e-store from the buybrations.com database. Accordingly, e-store customers will not know that the products are part of buybrations.com. The e-store owner will not be able to offer products unless they are available through buybrations.com.

     The prices of products available through each e-store will be the same prices as those available through buybrations.com. All purchases through an e-store will be handled in the same manner as the sales through buybrations.com. We will collect the purchase price of all products from consumers at the time of their orders and will pay the vendors for the products. Within 15 days after end of each month, we will pay each e-store owner a percentage of the sales prices for the products sold through his e-store during such month. We currently expect that these percentages will range from 40% to 50% of our mark-ups on the products sold through the e-store.

     We believe that the e-store concept will assist us by increasing the sale of products through buybrations.com.

     We believe that many existing businesses will be interested in establishing e-stores in order to enhance the products and services which they offer to their customers. For example, an adventure travel company might be interested in establishing an e-store which offers outdoor clothing and accessories. The e-store would allow the company to establish an online retail outlet for these products without the need to purchase software, establish relationships with vendors, or establish systems for collecting payments and delivering products. The company could easily link its e-store web page to its existing website in order to promote the e-store to its customers.

     We believe that many individuals will be interested in establishing e-stores as a way of starting a new business and generating additional income. The e-store will provide them with any easy and inexpensive way to open an online business.

     We believe many non-profit groups will be interested in establishing e-stores as a way of generating revenue for their organisation. We believe that the non-profit groups will be able to induce their members to purchase products through their group's e-store due to the financial benefits that will innure to the group.

     We will market the e-store concept to prospective e-store owners separately from buybrations.com, utilizing either our I-Sites corporate name or a new name. Each "e-store" owner will be responsible for his own marketing efforts.

Sources  of  Revenue
--------------------

     We expect that our principal source of revenue will be the mark-ups on products which we sell through buybrations.com. We expect to receive additional revenues from vendors for featuring their products on our website and for banner advertising on our website. We may also receive fees from consumers for special services, such as locating products which are not available on our website.

Funding
-------

     During the first six months of 2002, our expenses were primarily funded by capital contributions from our principal shareholder. During June 2002, we commenced an offering of our common stock in a private placement transaction. We received $1,280,600 from this offering which was completed in November 2002. We are also planning an additional offering in 2003.

Industry  Background
--------------------

Growth  of  the  Internet  and  Online  Commerce
------------------------------------------------

     The internet has emerged as a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. We believe that internet use will grow rapidly in the future due to the large and growing number of computers installed in homes and offices, the decreasing cost of computers, faster and cheaper access to the internet, improvements in network infrastructure, the expansion of internet content and the increasing acceptance of the internet by businesses and consumers.

     We believe that the anticipated growth of the internet provides start-up companies like us with the opportunity to establish new online retail businesses. In particular, we believe that the rapid growth of electronic commerce means that many potential consumers have not yet established strong preferences for particular internet-based retailers. As a result, new retailers may be able to succeed if they are able to provide products, pricing and innovative features that are attractive to consumers. It is our goal to develop a business which draws consumers through a combination of wide product selection, attractive prices and reliable service.

The  Business-to-Consumer  Market  Opportunity
----------------------------------------------

     The exchange of goods between parties--business-to-consumer trading--has traditionally been conducted through physical retail properties using marketing methods such as television, radio, print media advertisements, collectibles shows, garage sales and flea markets or through intermediaries, such as auction houses and local dealer shops. These markets are often inefficient, making business-to-consumer trading more difficult and expensive for buyers and sellers. Their fragmented, geographically tied nature makes it difficult and expensive for buyers and sellers to meet, exchange information and complete transactions. The localized nature of these markets also results in a limited variety and breadth of goods available in any one location. Buyers are limited to searching through local advertisements or to traveling to numerous geographically-dispersed stores, flea markets, trade shows or dealer shops in order to find items of interest. These markets often have high transaction costs because intermediaries either mark up goods for resale or charge a commission. Because these markets are information inefficient, buyers and sellers lack a reliable and convenient means of communicating.

     The internet offers the opportunity to create a global marketplace that overcomes the inefficiencies associated with traditional business-to-consumer trading while offering the benefits of internet-based commerce to the business-to-consumer trading market.

     We believe there are significant market opportunities for internet-based retailers like us that seek to apply the unique attributes of the internet to facilitate business-to-consumer transactions.

Community  Services
-------------------

     We intend to offer a variety of community support features that are designed to promote the growth of the buybrations.com community and to build buybrations.com user affinity and loyalty. We intend to facilitate communications between buyers by offering category-specific chat rooms, the buybrations.com cafe (a chat room for the entire buybrations.com community), question and answer sections, a bulletin board devoted to user feedback on new features, an announcements section that covers new features on buybrations.com or other buybrations.com news, customer support boards and "items wanted" listings where users can post notices seeking specific items. We intend to offer "my buybrations.com," which will permit users to create a personal interest profile which will automatically email them when new items of interest are added to the site as well as alert them to special offers through both email and upon each revisit to the website.

Customer  Support
-----------------

     We plan to provide personalized, timely customer service and support. We expect our customer support personnel will be available Monday through Friday from 9 a.m. to 5 p.m., eastern standard time. Customers will be able to make customer support submissions 24 hour a day, seven day a week. We plan to handle most customer support inquiries via e-mail, with customer e-mail inquiries typically being answered within 24 hours after submission. We plan to offer an online tutorial for new users and to maintain a "frequently asked questions" page where user questions and customer support answers will be available in a searchable format.

Intellectual  Property
----------------------

     We believe the protection of our proprietary software is critical to our future success. We plan to rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. We plan to enter into confidentiality agreements with our employees and contractors, and nondisclosure agreements with our suppliers and strategic partners, in order to limit access to and disclosure of our proprietary information. There can be no assurance that these contractual arrangements or the other steps which we may take to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or to deter independent third parties from developing similar technologies.

     We intend to register our trademarks and service marks in the U.S. and internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services may be available online. At the present time, we have filed applications to register the names "buybrations" and "buybrations.com" with the U.S. Patent & Trademark Office. There can be no assurance that the U.S. Patent and Trademark Office will approve the registration of these trademarks.

     We expect that we may license certain of our proprietary rights in the future, such as future trademarks or copyrighted material, to third parties. While we will attempt to ensure that the quality of the buybrations.com brand is maintained by such licensees, there can be no assurance that such licensees will not take actions that might materially and adversely affect the value of our proprietary rights or reputation, which could have a material adverse effect on our business, results of operations and financial condition.

     We will rely on technologies that we license from third parties, such as Oracle, Microsoft and Sun, the suppliers of key database technology, for the operating system and specific hardware components for the buybrations.com service. There can be no assurance that these third-party technology licenses will be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could materially and adversely affect our business, results of operations and financial condition.

     To date, we have not received any notices that our technologies infringe the proprietary rights of third parties, However, there can be no assurance that third parties will not claim infringement with respect to past, current or future technologies. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could have a material adverse effect upon our business, results of operations and financial condition.

Privacy  Policy
---------------

     We believe that issues relating to privacy and use of personal information relating to Internet users are becoming increasingly important as the internet and its commercial use grow. We are currently preparing a detailed privacy policy that outlines how buybrations.com will use information concerning our users. We do not intend to sell or rent any personally identifiable information about our users to third parties. However, we will disclose information to vendors that contains the buyer's name, address, email address and telephone number. We will also use information about our users for internal purposes only in order to improve marketing and promotional efforts, to analyze site usage statistically, and to improve content, product offerings and site layout. We intend to apply for membership in the TRUSTe program, a non-profit independent organization which reviews the privacy statements of websites and their adherence to these statements.

Competition
-----------

     The market for retail selling over the internet is relatively new, rapidly evolving and intensely competitive, and we expect competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. We will compete with a large number of companies who have significant name recognition and brand loyalty. Our direct competitors will include various online retail services that offer a wide range of products, as well as retailers that serve specialty markets.

     We believe that the principal competitive factors in our market are volume and selection of goods, price, convenience, customer service, reliability of delivery and brand recognition. Almost all of our potential competitors are likely to have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than we do.

                                  Risk Factors
                                  ------------

     Our business is subject to a high degree of risk. Among the risks which we face are the following:


     We  have  a  history  of losses and expect that losses will continue in the
     ---------------------------------------------------------------------------
future.
------

     As of December 31, 2002, we had an accumulated deficit of $739,000. We incurred a net loss of $718,000 for the year ended December 31, 2002 and a net loss of $3,700 for the year ended December 31, 2001. We have incurred substantial costs to develop our website and infrastructure. In order to commence and expand our business, we intend to invest in sales, marketing, operations, information systems, website development and additional personnel to support these activities. We therefore expect to continue to incur substantial operating losses for the foreseeable future. Our ability to become profitable depends on our ability to commence operations and generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our absence of a prior operating history.

     We  face  substantial  uncertainties  in  establishing  our  business.
     ---------------------------------------------------------------------

     To date, our only material business activities have been the development of the software for our proposed internet-based retail business and contracting with vendors to supply us with products. We have not generated any revenues.

We believe we must complete the following steps in order to establish a successful business:

- Complete the testing of the software for our online retail business and related e-store distribution channel.

-     Complete  the  integration  of  vendor  product  lists  on  our  database.

-     Maintain  our  website  and  provide  appropriate  customer  support.

-     Market  our  website  to  consumers.

-     Market  our  e-store  distribution  channel  to  potential  users.

-     Obtain  additional  funding  to  implement  our  business  plan.

-     Locate  additional  vendors  to  sell  products  on  our  website.

-     Establish  our  tradename.

-     Attract  and  retain  necessary  personnel.

     If we are unable to accomplish one or more of these goals, our business may fail.

     We  are  uncertain  that  our  software  will  function  properly.
     -----------------------------------------------------------------

     In August 2002, we installed the software for our online retail business on the server provided by our website hosting company. At that time, we believed that this software was substantially complete and that we would be able to launch our online retail business during October 2002. Since that time, we have delayed the launch in order to address the following issues:

- We have been required to devote significant time and effort to the process of adding products to our website. This process has taken more time than originally expected because the information provided by many of our vendors was not in a format which could be easily added to our database. In those cases, we have been required to reformat this data. At the present time, we have incorporated approximately five million products to our database and are testing our database software to confirm that it performs in accordance with our expectations. Once this testing is completed, we intend to continue adding products. At the present time, we plan to have at least 6.5 million products available on our website at the time we launch our website to the general public.

- In October 2002, we elected to modify our software to expand the number of product sub-categories within our website. We decide to do this in order to make the website easier for consumers to use. This process required us to modify the software and the way in which we entered product data received from vendors.

- In November 2002, we decided to modify our software so that each customer order would automatically generate shipping instructions to a national courier service. This feature is designed to simplify the shipment of products from vendors to consumers because our system will notify the shipper by email to pick up the product from the vendor at the time the customer places an order. The integration of this software to our system was completed during February 2003.

- Since the fall of 2002, we have been testing our software to confirm that it works in accordance with our expectations. During this process, we have uncovered several minor problems with the manner in which the software functions, such as the ability of a user to move between product categories without returning to our home page. We have been required to modify our software to address these problems. We are continuing to test our software so that it will function in the manner we planned.

     We currently have the ability to process customer orders through our website. However, not all of the five million products in our database are viewable through our website. Accordingly, we believe that we will not launch the website for general public use until May 2003. Furthermore, the actual launch could be further delayed if we encounter unexpected problems with any of the issues described above or with the completion of our software.

     In light of the foregoing, we have not yet established that our software will function properly or perform in accordance with our expectations. If the software does not work properly, we may be required to redesign or upgrade the software. This could delay the launch of our retail business. Furthermore, if we are unable to resolve these problems, we may be unable to commence or operate our business.


     We  need  to  obtain  additional funding in order to implement our business
     ---------------------------------------------------------------------------
plan.
----

     During June 2002, we commenced a private placement of our common stock. We received $1,280,600 from this offering, which was completed in November 2002. We expect that these funds will be sufficient to allow us to launch our website and operate our business for the next six months, assuming that we do not encounter further delays in launching our website, that we generate revenues at projected levels, and that we are not required to establish large reserves with our credit card processors.

     Our expenses during the next 12 months are expected to consist primarily of salaries, software maintenance expenses, technical support costs, marketing expenses, credit card processing fees and other administrative costs such as rent, electricity and telephone. We plan to fund these expenses from our existing cash resources and revenues from our website.

     We expect that we may be required to establish reserves with our credit card processors in order to receive card processing services. At the present time, we have entered into arrangements with three credit card processors which allows us to process up to $3,180,000 per month in credit card sales. These arrangements do not require us to establish any reserves. We believe that we will be able to increase this level significantly after our business is launched. We are seeking to establish relationships with other processors. These processors may require us to establish reserves to cover potential charge backs and returns. Depending on the levels of our sales, and the reserve percentage required by these processors, we could be required to utilize a substantial amount of working capital for this purpose.

     We plan to undertake a significant marketing effort after we launch our website. The scope of these marketing efforts will largely depend on the amount of our working capital.

     We currently plan to raise additional working capital through the sale of our common stock. We plan to utilize the proceeds to pay marketing expenses, to establish reserves with credit card processors (if required), and to provide us with additional funds to address unexpected working capital requirements.

     We may encounter significant difficulties in raising capital in light of the fact that we have not yet commenced operations and have not yet generated any revenues. If we are unable to obtain the necessary funding, we would need to modify our business plan or discontinue our business.

     We  currently  do  not  have all of the personnel required to implement our
     ---------------------------------------------------------------------------
business  plan.
---------------

     As of March 31, 2003, we had a total of seven employees. We have also entered into a one-year contract with Pyxis to provide us with software maintenance services and additional software support. We believe that Pyxis will be able to provide us with appropriate support for our software during the next year.

     Although we have been able to address many of our personnel needs, we still need to hire additional personnel in the areas of accounting, customer service and marketing in order to operate our business as planned. Furthermore, our future performance will be substantially dependant on our ability to hire and retain employees with the experience and skills to implement our business plan. If we are unable to attract and retain these personnel, it would have a material adverse effect on our business prospects, financial condition, and results of operations.

     We  are  heavily  dependent  on  third-party  relationships.
     -----------------------------------------------------------

     Once we commence operations, we will be heavily dependent upon our relationships with our vendors, our web hosting provider and Pyxis to service our customers' needs. In light of our absence of an operating history, we are unable to determine whether these third parties will be able to reliably provide the services to our customers. The failure of our vendors, our web-hosting company or Pyxis to properly perform their services could have a material adverse effect on our business prospects, financial condition, and results of operations. Our business is also generally dependent upon our ability to obtain the services of other persons and entities necessary for the development and maintenance of our business. If we fail to obtain the services of any such persons upon which we are dependent on satisfactory terms, or if we were unable to replace such a relationship, it would have a material adverse effect on our business prospects, financial condition, and results of operations.

     We  will  be  subject  to  significant  competition  from  more established
     ---------------------------------------------------------------------------
web-based  businesses.
----------------------

     As a new company in the internet retail business, our ability to compete effectively with the other companies in this market is subject to substantial uncertainty. There are a large number of well-established internet-based retailers, which enjoy significant advantages in terms of consumer recognition and loyalty, financial resources and prior operating history. If we are not able to compete successfully, our business may not be successful.

     We  do  not  have  long-term  contracts  with our vendors and therefore the
     ---------------------------------------------------------------------------
availability  of  products  is  at  risk.
-----------------------------------------

     Although we believe we can establish and maintain relationships with manufacturers and third-party distributors who will offer competitive sources of products, there can be no assurance that we will be able to obtain the quantity, selection and brand quality of the items that we believe is necessary. All of our contracts with vendors may be terminated upon notice from the vendors. As a result, there can be no assurance that our current vendors would continue to sell products to us on current terms or that we would be able to establish new or otherwise extend current supply relationships to ensure product acquisitions in a timely and efficient manner and on acceptable commercial terms. If we are unable to develop and maintain relationships with vendors that allow us to obtain sufficient number and variety of products, on acceptable commercial terms, our business, prospects, financial condition, and results of operations would be adversely affected.



     We  are  new  to the industry and need to establish brand-name recognition.
     --------------------------------------------------------------------------

     We believe that establishing, maintaining and enhancing our brand is a critical aspect of our efforts to establish and expand our proposed online retail business. Our ability to promote buybrations.com will depend largely on our success in providing a high-quality online experience supported by a high level of customer service, which cannot be assured. In addition, to attract and retain online users, and to promote and maintain buybrations.com in response to competitive pressures, we may find it necessary to expend substantial amounts on advertising and marketing. If we are unable to provide high-quality online services or customer support, or otherwise fail to promote and maintain the buybrations.com name, or if we incur excessive expenses in an attempt to promote and maintain our trade name, our business prospects, financial condition, and results of operations would be materially and adversely affected.

     A  key  element  of our strategy is to generate a high volume of traffic on
     ---------------------------------------------------------------------------
and  use  of  buybrations.com.
------------------------------

     The satisfactory performance, reliability and availability of buybrations.com, the related transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers, as well as maintain adequate customer service levels. Our revenues will depend on the number of visitors who shop on buybrations.com and the volume of orders we can handle. Unavailability of our website or reduced order fulfillment performance could reduce the volume of goods sold and could also adversely affect consumer perception of our brand name. We may experience periodic system interruptions from time to time. If there is a greater than expected volume of traffic on buybrations.com or the number of orders placed by customers, we would be required to expand and further upgrade our technology, transaction processing system and network infrastructure. There could be no assurances that we will be able to accurately project the rate or timing of increases, if any, in the use of our website or expand or upgrade our system and infrastructures to accommodate such increases on a timely basis.

     We may be liable for infringing the intellectual property rights of others.
     --------------------------------------------------------------------------

Third parties may assert infringement claims against us. These claims and any resulting litigation, if it occurs, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims. We could also incur substantial costs in asserting our intellectual property or proprietary rights.

     We  cannot  guarantee  the  protection  of  our  intellectual  property.
     -----------------------------------------------------------------------

     Our intellectual property will be critical to our success, and we intend to rely on trademark, copyright, and trade secret protection to protect our proprietary rights. Third parties may infringe or misappropriate our trademarks or other proprietary rights, which could have a material adverse effect on our business, prospects, results of operations or financial condition. While we plan to enter into confidentiality agreements with our employees, consultants and strategic partners and generally control access to and distribution of our proprietary information, these steps may not prevent misappropriation. We are pursuing registration of our key trademarks in the United States. Effective trademark, copyright and trade secret protection may not be available in every country in which our products will be available. We intend to effect appropriate registrations internationally and domestically as we expand our operations. There can be no assurance that the United States or foreign jurisdictions will afford us any protection for our intellectual property. There also can be no assurance that any of our intellectual property rights will not be challenged, invalidated or circumvented. In addition, we do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in internet-related industries is uncertain and still evolving.

     Unauthorized  security  breaches  to  our  service could harm our business.
     --------------------------------------------------------------------------

     A fundamental requirement for online commerce and communications is the secure transmission of confidential information over public networks. We will rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. In addition, we will maintain a confidential database of customer profiles and transaction information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms we plan to use to protect customer transaction and personal data contained in our customer database. If any such compromise of our security were to occur, it could have a material adverse effect on our reputation, business, prospects, results of operations and financial condition. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.

     Our  business  could be harmed by consumers' concerns about the security of
     ---------------------------------------------------------------------------
transactions  over  the  internet.
 --------------------------------

     Concerns over the security of transactions conducted on the internet and commercial online services and the privacy of users may also inhibit the growth of the internet and commercial online services, especially as a means of conducting commercial transactions.

     We  face legal uncertainties relating to the internet in general and to our
     ---------------------------------------------------------------------------
industry  in  particular and may become subject to costly government regulation.
-------------------------------------------------------------------------------

     We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to online commerce. However, it is possible that laws and regulations may be adopted that would apply to the internet and other online services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations.

     The applicability to the internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the internet and online commerce could have a material adverse effect on our business, prospects, financial condition and results of operations. If we were alleged to have violated federal, state or foreign, civil or criminal law, even if we could successfully defend such claims, it could have a material adverse effect on our business, prospects, financial condition and results of operations.

     We  face  uncertainties  relating  to  sales  and  other  taxes.
     ---------------------------------------------------------------

     We are not currently required to pay sales or other similar taxes in respect of shipments of goods into states other than the State of Florida. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies such as our company that engage in online commerce. In addition, any new operation in states outside Florida could subject shipments into such states to state sales taxes under current or future laws. A successful assertion by one or more states or any foreign country that the sale of products by us is subject to sales or other taxes, could have a material adverse effect on our business, prospects, financial condition and results of operations.

     We will be subject to potential conflicts of interest due to the control of
     ---------------------------------------------------------------------------
our  company  by  our  principal  shareholder.
---------------------------------------------

     Our principal shareholder, www.inspectedsites.com, Inc. ("Inspectedsites"), currently owns 60.68% of our outstanding stock. As a result, Inspectedsites will be able to control all of our activities. Furthermore, our two directors, Brian Cohen and Nathan Cohen, also serve as executives of Inspectedsites. Mr.
Brian  Cohen  is  also  the  principal  shareholder  of  Inspectedsites.

     Inspectedsites is currently in the business of operating a web-based business directory and web-hosting business. As a result, it is possible that the business activities of Inspectedsites and our activities may overlap and compete. If this occurs, our directors may be subject to conflicts of interests in determining how to address such competition. These conflicts could result in a loss of revenues to our company and adversely affect our potential profitability.


ITEM  2.     DESCRIPTION  OF  PROPERTY

     Our principal office is located at 1021 Ives Dairy Rd., Bldg. 3, Suite 117, Miami. This space consists of approximately 1,130 square feet. We lease this space on a month-to-month basis at a price of $4,200 per month. We believe these facilities are adequate to serve our present needs.


ITEM  3.     LEGAL  PROCEEDINGS

We  are  not  a  party  to  any  legal  proceedings.




ITEM  4.     SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS

          Not  applicable.



                                     PART II


ITEM  5.     MARKET  FOR  THE  REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

Authorized  Capital  and  Outstanding  Shares
---------------------------------------------

     We are authorized to issue 25,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. As of March 31, 2003, we had 1,963,283 shares of common stock issued and outstanding. There are no shares of preferred stock outstanding.


Transfer  Agent
---------------

     The transfer agent for our company is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida 33321.


Trading  Information
--------------------

     There  is  no  existing  public  trading  market  for  our  shares.

Shares  Eligible  for  Future  Sale
-----------------------------------

     As of the date of this report, we believe that 150,000 shares of our common stock could be sold pursuant to Rule 144(k), and that an additional 900,000 shares are eligible for sale under Rule 144.

     We have agreed to register the resale of 640,300 shares of common stock which we sold between June 2002 and November 2002. In particular, we have agreed to register the resale of these shares upon the request of 30% of the holders, provided that the aggregate offering price is at least $500,000. We will have no obligation to affect a registration for a period of 6 months, or during the 180-day period following the effective date of any initial public offering by our company. Additionally, we have agreed to register these shares on any registration statements which we may file, other than those relating to employee benefit plans, reorganizations, mergers and similar transactions.

Numbers  of  Shareholders
-------------------------

     As of March 31, 2003, we had a total of approximately 121 record holders of our common stock.

Dividends
---------

     We have not paid any dividends on our common stock. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our then board of directors. It is the present intention of the board of directors to retain all earnings, if any, for use in our business operations. Accordingly, the board does not anticipate paying any.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-KSB contains "forward looking statements" within the meaning of Private Securities Litigation Reform Act of 1995. These statements represent the Company's expectations and beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, growth or strategies. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "estimate," "anticipate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward looking statements. The statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors.

     The following discussion should be read in conjunction with the Company's financial statements and the related notes included elsewhere in this report.


     We are a development stage company and have not yet commenced operations or generated any revenues. Our principal business activities to date have been the development of the software for our business and contracting with vendors to supply products to our business. From our inception to December 31, 2002, we had incurred an accumulated deficit of $739,000. Our accumulated deficit through December 31, 2002 is primarily attributable to the cost of the design and development of our software, legal and accounting fees and securing contracts with vendors.

     The principal components of our business plan for the next 12 months consists of the following:

     Complete  the  initial  development and testing of our software.  In August
     ---------------------------------------------------------------
2002, we installed our software on a server provided by our web hosting company. In September 2002, we began testing our software, and adding the products available from vendors onto our database. The completion of these tests has taken longer than expected. See "Risk Factors - We are uncertain that our software will function properly." We currently expect to complete these tasks in April 2003. We estimate that we will expend $50,000 for these tasks.

     Launch  website.  We  currently  plan  to  launch  our website in May 2003,
     ---------------
assuming that the testing of the software is successful. The actual launch date may be delayed due to problems with our software, or other factors outside of our control.

     Market  retail  business  to consumers.  We will need to devote significant
     --------------------------------------
resources to marketing our retail business to prospective customers. Depending on our funding, we intend to launch a national advertising campaign. We estimate that the cost of this campaign would be in the range of $100,000 to $1,000,000 during the next 12 months.

     Maintain and enhance software. We need to devote significant resources to -------------------------------- maintaining and enhancing the software for our retail business. We currently plan to have two fulltime employees who will perform these functions. Additionally, we have entered into a one-year agreement with Pyxis, the developer of our software, to provide us with this support. We estimate that we will expend $240,000 for software maintenance and enhancement during the next 12 months.

Provide  customer  support.  We  will  need to dedicate significant resources to
--------------------------
customer support, which will include responding to customer inquires as well as addressing problems in the area of shipping and returns. We need to hire two to three additional employees for this purpose. We estimate that we will expend from $50,000 to $75,000 for these services during the next 12 months.

     Contract  with  the  vendors to supply us with additional products.  We are
     ------------------------------------------------------------------
currently seeking to enter into contracts with additional vendors to supply us with additional products for our website retail business. We expect this to be an ongoing process.

WORKING  CAPITAL
----------------

     During 2002, we raised $1,324,050 to investors and our principal shareholder. All of the investors were "accredited investors" under the rules of the Securities and Exchange Commission.

     As of December 31, 2002, we had approximately $500,000 in cash and cash equivalents. We believe that we have sufficient working capital to operate our business for a period of approximately six months, assuming that we do not encounter further delays in launching our website, that we generate revenues at projected levels and that we are not required to establish large reserves with our credit card processors.

     Our expenses during the next 12 months are expected to consist primarily of salaries, software maintenance expenses, technical support costs, marketing expenses, credit card processing fees and other administrative costs such as rent, electricity and telephone. [We plan to fund these expenses from our existing cash resources and revenues from our website.]

     We believe that we may be required to establish reserves with our credit card processors in order to receive card processing services. At the present time, we have entered into arrangements with two credit card processors which allows us to process up to $180,000 per month in credit card sales. These arrangements do not require us to establish any reserves. We believe that we will be able to increase this level significantly after our business is launched. We are seeking to establish relationships with other processors. These processors may require us to establish reserves to cover potential charge backs and returns. Depending on the levels of our sales, and the reserve percentage required by these processors, we could be required to utilize a substantial amount of working capital for this purpose.

     We plan to undertake a significant marketing effort after we launch our website. The scope of these marketing efforts will largely depend on the amount of our working capital.

     We currently plan to raise additional working capital through the sale of our common stock. We plan to utilize the proceeds to pay marketing expenses, to establish reserves with credit card processors, if required, and to provide us with additional funds to address unexpected working capital requirements.

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

     Capital  Expenditures
     ---------------------

     During 2002, we invested $181,000 in the development of our software and the purchase of computers and equipment. This amount includes $117,000 paid to Pyxis and Diversified Business Concepts for software development, including $45,000 for development of our retail software, $48,000 for development of our "e-store" software and $24,000 for enhancements to our retail software. The four payments of $6,000 were made under a software maintenance and development agreement with Pyxis which we signed in September 2002. Under this agreement, we have agreed to engage Pyxis to provide us with software maintenance and development services for a period of 12 months for a fee of $6,000 per month.

     We currently expect to spend $50,000 for software development during the next 12 months in addition to the amounts payable to Pyxis under their maintenance and development agreement. We also expect to spend $20,000 for additional office furniture, equipment and computers during the next 12 months.

     Employees
     ---------

     As of March 31, 2003, we had seven employees. We currently expect to hire approximately seven additional employees over the next 12 months. However, we may be required to hire more employees if our business grows more rapidly than expected.


ITEM  7.     FINANCIAL  STATEMENTS

          Attached hereto and filed as part of this Form 10-KSB are the consolidated financial statements required by Regulation S-B.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not  applicable.


                                    PART III


ITEM  9.         DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY

     Our  current  directors  and  executive  officers  are  as  follows:

NAME                            AGE               POSITIONS  WITH  COMPANY

Brian  Cohen                    32                President, Treasurer, Director

Nathan  Cohen                   28                Chief  Information  Officer,
                                                  Secretary,  and  Director

Gregory  Pangburn               45                Chief  Financial  Officer

Manuel  Aleixo                  27                Vice-President  -  Marketing

     BRIAN COHEN has been President, Treasurer and Director of I-Sites since April 2001. He is currently responsible for our accounting and financial reporting. Mr. Cohen has been the President and Chief Executive Officer of Inspectedsites since 1999. Inspectedsites operates a web based business directory and web hosting company. Since 1997, Mr. Cohen also served as the President and Chief Executive Officer of Cohen Consulting, an advertising and marketing firm. From 1996 to 2000, Mr. Cohen was the President and Chief
Executive Officer of Waterford Financial Group, Inc., a commodities trading firm. Brian Cohen and Nathan Cohen are not related.

     NATHAN COHEN has been the Chief Information Officer, Secretary and a Director of I-Sites, Inc. since April 2001. Since January 2000, Mr. Cohen has also served as the information technology manager for Inspectedsites. He also provides services as an independent consultant to the computer industry through his company, Interactive, LC. From 1997 to 2000, Mr. Cohen was a broker for Waterford Financial Group, Inc. Brian Cohen and Nathan Cohen are not related.

     GREGORY PANGBURN has been the Chief Financial Officer of the Company since March 2003. From 1999 through February 2003, Mr. Pangburn was the President of Diversified Business Concepts, Inc., a company engaged in management and EDP consulting. From 1996 to 1999 Mr. Pangburn was the Controller of Mobile One Cellular, a provider of cellular phone services. Mr. Pangburn has also served as Chief Financial Officer for United Vision Group, Inc., and the Woman's Tennis Association. Mr. Pangburn also currently serves as the Chief Financial Officer of Imperx, Inc. a developer and manufacturer of digital imaging equipment.

     MANUEL ALEIXO has been a Vice-President - Marketing of I-Sites since January 2003. From April 2002 to January 2003, he served as an employee of I-Sites in the areas of marketing and administrative support. From April 2000 to the present, he has also served as the President of Alexio Financial, a company which provides marketing services. From September 1999 to April 2000, he was the President of Vehicle Tracking, Inc., a company which offers a vehicle tracking and recovery system. From June 1994 to September 1999, he was the President of Alexio's Bakery, a commercial bakery.

ITEM  10.     EXECUTIVE  COMPENSATION

     Prior to June 30, 2002, our executive officers or directors did not receive any compensation for their services. Subsequently, Brian Cohen and Nathan Cohen agreed to devote substantially all of their business time and effort to our business. Accordingly, commencing in July 2002, we agreed to pay them salaries of $1,400 per week. We have also agreed to pay Mr. Pangburn a salary of $1,400 per week and Mr. Aleixo a salary of $1,400 per week. During 2002, Brian Cohen Received Cash Compensation of $33,031, all of which was Salary.

None  of  our  executive  officers  has  an  employment  agreement.

We are currently considering adoption of a stock option plan for the benefit of our key employees, including our officers. We have not yet determined the number of shares to be included in the plan or the terms of any options.


ITEM  11.     SECURITIES  OWNERSHIP  OF  CERTAIN  BENEFICIAL
OWNERS  AND  MANAGEMENT

     The following table sets forth, as of March 31, 2003, the number and percentage of shares of our outstanding common stock which are beneficially owned, directly or indirectly, by:

-     each  shareholder  who  owns  more  than  5%  of  the  outstanding shares;
-     each  of  our  directors;
-     each  of  our  executive  officers;  and
-     all  of  our  directors  and  executive  officers  as  a  group.

     We determine beneficial ownership based on the rules of the Securities and Exchange Commission. In general, beneficial ownership includes shares over which a person has sole or shared voting or investment power and shares which the person has the right to acquire within 60 days. Unless otherwise indicated, the persons listed below have sole voting and investment power over the shares beneficially owned.

NAME  AND  ADDRESS          POSITION  WITH      SHARES  BENEFICIALLY     PERCENT
OF  BENEFICIAL  OWNER        COMPANY                   OWNED           OF  CLASS

Brian  Cohen             President,  Treasurer
InspectedSites.com, Inc. Director                     1,191,258(1)        60.68%
1021 Ives Dairy Road
Suite 117
Miami,  Florida 33179

Nathan  Cohen            Chief Information Officer        -                  -
1021 Ives Dairy Road     Secretary  and  Director
Suite 117
Miami,  Florida 33179

Gregory  Pangburn        Chief Financial Officer           7,050           0.36%
1021  Ives  Dairy  Road
Suite  177
Miami,  Florida  33179

Manuel  Aleixo          Vice  President                   -                  -
1021  Ives  Dairy  Road     Marketing
Suite  177
Miami,  Florida  33179


                                                        1,198,308         61.04%

 (1) These shares consist of 1,191,258 shares held of record by www.InspectedSites.com, Inc., a company controlled by Mr. Cohen.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance
------------------------------------------------------------

     None of the companies executive officers or directors have filed their initial report of beneficial ownership on Form 3.


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     We were formed in 1999 by Diversified Business Concepts, Inc. At that time, Diversified received 750,000 shares of common stock in exchange for services valued at $15,000, or $.02 per share. These services consisted of supervising our organization, establishing of our books and records, providing office space and providing officers and directors. Diversified was controlled by Gregory A. Pangburn and Jan Kaplan.

     In April 1999, we sold 300,000 shares of our common stock at a price of $.02 per share to Diversified and 25 individual investors. Diversified purchased 250,000 of these shares. At that time, Diversified was our controlling shareholder. None of the other purchasers were affiliates or promoters of our company.

     In April 2001, www.inspectedsites.com, Inc. purchased 900,000 shares of our common stock from Diversified.

     In August 2001, we sold 50,000 shares of our common stock to InspectedSites for a price of $10,000, or $.20 per share.

     In September 2001, we sold 201,258 shares of our common stock to InspectedSites at a price of $.20 per share.

     In November 2001, we entered into a retail web project agreement with Diversified pursuant to which Diversified and Pyxis Technology Solutions, Inc., agreed to design, develop, test and implement the software for our retail web project. We paid Diversified and Pyxis a total of $45,000 under this agreement. Prior to entering into the agreement with Diversified and Pyxis, we received quotes from two other software development firms, both of which were substantially higher. We believe that this agreement was on terms that were at least equal, if not better than, those that we could have obtained from independent third party software providers.

     In February 2002, we borrowed $80,000 from InspectedSites. This loan bore interest at 8% per annum and was repayable on demand. In June 2002, we issued 40,000 shares to InspectedSites in payment of the principal amount of this loan.

     In March 2002, we entered into a second agreement with Diversified and Pyxis pursuant to which Diversified and Pyxis agreed to design, test and implement additional software for our proposed e-store business concept. We paid $48,000 to Diversified and Pyxis under this agreement. We believe that this agreement was on terms that were substantially similar to those that we could have obtained from independent third party software providers.

     In September 2002, we entered into a one-year agreement with Pyxis pursuant to which they agreed to provide us with software maintenance for our software and additional software development assistance. Additionally, Pyxis has agreed to assist us in adding vendor products to our database. We have agreed to pay Pyxis a minimum of $6,000 a month for its services under this agreement.

     We are controlled by InspectedSites, which owns 1,191,258 shares of our common stock, or 60.68% of the total outstanding as of March 31, 2003.

                                     PART IV

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     Exhibits
        --------

Exhibit  Number     Document  Exhibit
---------------     -----------------
3.1                 Articles  of  Incorporation  (1)
3.2                 Amendment  to  Articles  (2)
3.3                 Bylaws  (1)
10.1                Retail  Web  Project Agreement dated as of November 9, 2001 by and between I-Sites, Inc., Diversified Business Concepts,
                    Inc.  and  Pyxis  Technology  Solutions  Limited.(1)
10.2                E-Store  Web  Project  Agreement  dated  as of March 6, 2002 by and between I-Sites, Inc., Diversified Business Concepts,
                    Inc.  and  Pyxis  Technology  Solutions  Limited.(1)
(1)     Incorporated  by  reference  from  our Form 10-SB filed on May 15, 2002.
(2)     Incorporated  by reference from our Form 8-K filed on February 11, 2003.




(B)     Reports  on  Form  8-K.
        ----------------------

        On February 11, 2003, we filed a Form 8-K to report on one-for-two reverse stock split which we effected as of February 10, 2003.
ITEM  14.     CONTROLS  AND  PROCEDURES


Evaluation  of  Disclosure  Controls  and  Procedures.   The  Company  maintains
------------------------------------------------------
controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of these controls and procedures performed within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

Changes  in  Internal Controls.   The Company made no significant changes in its
-------------------------------
internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation by the Chief Executive Officer and Chief Financial Officer.

                                   SIGNATURES

     In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         I  SITES,  INC.


                                         By:  s/Brian Cohen
                                            ------------------------------------
                                             Brian  Cohen
                                             President  and  Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                         Title                                Date

  s/Brian D. Cohen
---------------------
Brian D. Cohen               President and Director               April 15, 2003

  s/Nathan Cohen
---------------------
Nathan  Cohen                Director                             April 15, 2003

  s/Gregory Pangburn
---------------------
Gregory  Pangburn            Chief  Financial Officer             April 15, 2003

                                     ------
                                 CERTIFICATIONS
                                 --------------


I,  Brian  D.  Cohen,  certify,  that:

1.     I  have  reviewed  this  annual  report  on Form 10-KSB of I Sites, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    s/Brian D. Cohen
Date:     April  15,  2003                    By:-------------------------------
                                                  Brian  D.  Cohen,  President
                                                  (Chief  Executive  Officer)

I,  Gregory  A.  Pangburn,  certify,  that:

7.     I  have  reviewed  this  annual  report  on Form 10-KSB of I Sites, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                     s/Gregory A. Pangburn
Date:     April  15,  2003                    By:-----------------------------
                                                  Gregory  A.  Pangburn
                                                  Chief  Financial  Officer

                                  I SITES, INC.

                   Index to Consolidated Financial Statements


Index To Financial Statements.
-----------------------------


-    Auditors  Report  dated  March  14,  2003

-    Balance  Sheets  as  of  December  31,  2002  and  2001

- Statement of Operation for the years ended December 31, 2002 and 2001 and April 5, 1999 (Inception) to December 31, 2002

- Statement of Cash Flows for the fiscal years ended December 31, 2002 and 2001 and April 5, 1999 (Inception) to December 31, 2002

- Statement of Change in Stockholders Equity for each of the years ending December 31, 2002 and 2001

-    Notes  to  Financial  Statements

To  the  Board  of  Directors  and  Stockholders
I  Sites,  Inc.
7465  NW  44th  St.
Suite  906
Lauderhill,  FL  33319


We have audited the accompanying consolidated balance sheet of I Sites, Inc. as of December 31, 2002 and December 31, 2001 and the related statements of operations, stockholders equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles' used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of I Sites, Inc. as of December 31, 2002 and December 31, 2001 and the results of operations, and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Siegelaub,  Lieberman  &  Assoc.,  P.A.
Coral  Springs,  Florida
March  14,  2003



                                    I-Sites Inc.
                            (A Development Stage Company)
                                    Balance Sheet
                                 As of December 31,



                                                                 2002        2001
                                                              -----------  ---------
ASSETS

Cash                                                          $  507,392   $ 36,563
Employee Advances                                                  2,500

TOTAL CURRENT ASSETS                                             509,892     36,563
                                                              -----------  ---------

Fixed Assets - Net (note 2)                                      212,346     13,500

TOTAL ASSETS                                                  $  722,238   $ 50,063
                                                              ----------   ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                              $   41,730   $    123
Payroll Taxes                                                      4,510
Accrued Expenses                                                   9,795

TOTAL LIABILITIES                                                 56,035        123
                                                              -----------  ---------

STOCKHOLDERS' EQUITY


Common Stock, $.001 par value, 25,000,000 shares authorized
at December 31, 2002 and 10,000,000 at December 31, 2001;
1,963,283 shares issued and outstanding at December 31,
2002, and 1,301,258 shares issued and outstanding at
December 31, 2001.                                                 1,963      1,301
Additional Paid in Capital                                     1,401,698     69,951
Accumulated Deficit during the development stage                (739,458)   (21,312)

TOTAL STOCKHOLDERS' EQUITY                                       666,203     49,940
                                                              -----------  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  722,238   $ 50,063
                                                              ----------   ---------

The Auditor's Note and accompanying Notes should be read in conjunction with these financial statements.



                                   I Sites, Inc.
                           (A Development Stage Company)
                              Statement of Operations

                                   FOR THE YEAR    FOR THE YEAR    APRIL 5, 1999
                                      ENDED           ENDED        (INCEPTION) TO
                                     DECEMBER        DECEMBER       DECEMBER 31,
                                     31, 2002        31, 2001           2002
                                  --------------  --------------  ----------------
REVENUES
Sales                             $           -   $           -   $             -

Total Revenues                                -               -                 -
--------------------------------  --------------  --------------  ----------------

COST OF GOODS SOLD

TOTAL COST OF GOODS SOLD                      -               -                 -
                                  --------------  --------------  ----------------

GROSS PROFIT                                  -               -                 -
                                  --------------  --------------  ----------------

EXPENSES:
Advertising                               1,000                             1,000
Commissions                                 317                               317
Salaries                                211,192                           211,192
Payroll Taxes                            16,199                            16,199
Corporate Tax-State                          80                                80
Marketing                               241,390                           241,640
Contract Services                        44,278                            44,278
Accounting Fees                          10,516           3,000            15,016
Management Fees                               -               -            15,000
Consulting Services                      37,595                            37,595
Legal Fees                               81,409                            81,409
Delivery                                  5,844                             5,844
Office                                    7,862                             7,862
Telephone                                19,136             312            19,448
Supplies                                  2,395                             2,395
Repairs and Maintenance                   2,566                             2,566
Transfer Agent Fees                       1,614                             1,614
Utilities                                 1,225                             1,225
Licenses & Permits                          605             159               958
Depreciation                              3,523                             3,523
Travel                                      340                               340
Rent                                     27,793             218            28,690
Bank Service Charge                          74                                74
Employee Business Reimbursements          1,608                             1,608

Total Expenses                          718,560           3,689           739,872
--------------------------------  --------------  --------------  ----------------

Loss from Operations                   (718,560)         (3,689)         (739,872)
--------------------------------  --------------

OTHER INCOME:
Interest Income                             414                               414

NET LOSS                          $    (718,147)  $      (3,689)  $      (739,459)
--------------------------------  --------------   -------------   ---------------
EARNINGS PER SHARE:
Basic                             $       (0.45)  $       (0.00)  $         (0.47)
--------------------------------  --------------  --------------  ----------------

The Auditor's Note and accompanying Notes should be read in conjunction with these financial statements.




                                              I Sites, Inc.
                                      (A Development Stage Company)
                                         Statement of Cash Flows
                                     For the Years Ended December 31,


                                                                                          APRIL 5, 1999
                                                                                          (INCEPTION) TO
                                                                                           DECEMBER 31,
                                                                    2002        2001           2002
                                                                 -----------  ---------  ----------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss                                                         $ (718,147)  $ (3,688)  $      (739,458)

Non Cash Adjustments:
Depreciation                                                          3,532          -             3,522
Distribution of Common Stock for non-cash consideration                   -          -            15,000
Contribution of computers                                            10,359          -            10,359

Adjustments to reconcile net loss to net cash used in operating activities:

Increase in Accounts Payable                                         41,607        124            41,731
Increase in Payroll Taxes                                             4,510          -             4,510
Increase in Accrued Expenses                                          9,795          -             9,795
Increase in Employee Advances                                        (2,500)         -            (2,500)
                                                                 -----------  ---------  ----------------

NET CASH FLOW PROVIDED FROM OPERATING ACTIVITIES:                  (650,853)    (3,564)         (657,041)

CASH FLOW FROM INVESTING ACTIVITIES:

Development of online software                                     (180,890)   (13,500)         (194,390)
Purchase of Computers & Equipment                                   (21,478)         -           (21,479)
                                                                 -----------  ---------  ----------------

NET CASH FLOW FROM INVESTING ACTIVITIES:                           (202,369)   (13,500)         (215,869)

CASH FLOW FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                            1,324,051     50,252         1,380,302
                                                                 -----------  ---------  ----------------

NET CASH FLOW FROM FINANCING ACTIVITIES:                          1,324,051     50,252         1,380,302
                                                                 -----------  ---------  ----------------

Net increase (decrease) in cash flow                                470,829     33,188           507,392
Beginning Cash                                                       36,563      3,376                 -
                                                                 -----------  ---------  ----------------

ENDING CASH                                                      $  507,392   $ 36,564   $       507,392
                                                                 ----------   --------    ---------------

The Auditor's Note and accompanying Notes should be read in conjunction with these financial statements.




                                                 I Sites, Inc.
                                         (A Development Stage Company)
                                  Statement of Changes in Stockholders' Equity
                       For the Period from April 5, 1999 (Inception) to December 31, 2002


                                                   COMMON STOCK
                                                   ------------
                                                                           PAID IN     ACCUMULATED
                                                      SHARES     AMOUNT    CAPITAL       DEFICIT       TOTAL
                                                   ------------  -------  ----------  -------------  ----------
Issuance of common stock at $.02 per share for
management services on April 6, 1999.  The value
of the services was determined by the Board of
Directors.                                              750,000  $   750  $   14,250  $          -   $  15,000

Private placement issuance of common stock on
April 7, 1999 for cash of $.02 per share.               300,000      300       5,700             -       6,000

Net loss from development stage operations-
 December 31, 1999                                                                         (16,750)    (16,750)

BALANCE DECEMBER 31, 1999                             1,050,000    1,050      19,950       (16,750)      4,250

Net loss from development stage operations -
 December 31, 2000                                                                            (874)       (874)

BALANCE DECEMBER 31, 2000                             1,050,000    1,050      19,950       (17,624)      3,376

Sale of Common Stock                                    251,258      251      50,000                    50,252

Net loss from development stage operations -
 December 31, 2001                                                                          (3,687)     (3,687)

BALANCE DECEMBER 31, 2001                             1,301,258    1,301      69,950       (21,311)     49,941

Contribution of computers                                                     10,360                    10,360


Sale of common stock in February 2002                    40,000       40      79,960                    80,000
Sale of common stock on June 28, 2002                    17,500       18      34,983                    35,000
Private Placement September 30, 2002                    456,700      457     912,943                   913,400
Private Placement October 30, 2002                      147,825      148     295,502                   295,650
Net loss from development stage operations -
   December 31, 2002                                                                      (718,147)   (718,147)
                                                                                      -------------  ----------

BALANCE DECEMBER 31, 2002                             1,963,283  $ 1,963  $1,403,698  $   (739,458)  $ 666,203
                                                     ----------   ------   ---------      ---------   ---------

The Auditor's Note and accompanying Notes should be read in conjunction with these financial statements.

                                  I Sites, Inc.
                          (A Development Stage Company)
                        Notes To The Financial Statements
                                December 31, 2002


NOTE 1 - ORGANIZATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPAL BUSINESS ACTIVITY

ORGANIZATION  AND  PRINCIPAL  BUSINESS  ACTIVITY

I-Sites Inc. formally, Interactive Entertainment Concepts Inc. ("the Company") was initially incorporated as Rocky's Restaurant, Corp. on April 5, 1999 under the laws of the State of Florida. The year-end is December 31. On September 21, 2001 the Board of Directors changed the name of the corporation to Interactive Entertainment Concepts, Inc. and then again on September 5, 2002 to I-Sites Inc.

The Company is considered to be in its development stage and the accompanying financial statements represent those of a development stage company. All costs associated with the startup phase of the organization have been expensed in the current period as per Statement of Position 98-5.

The Company will provide an online interactive retail shopping mall for the general public. Purchases will be drop shipped directly to the customers, which will avoid the necessity of inventory. The Company has thus far negotiated approximately 120 different arrangements with various vendors and is continuing to negotiate with new potential various manufacturers to establish purchase cost and commitment levels.

CONCENTRATION  OF  CREDIT  RISK

The Company's financial instruments that are exposed to concentration of credit risk is cash. Additionally, the Company maintains cash balances in bank deposit accounts, which, at times, may exceed federally insured limits.

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

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The carrying amounts of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2002, as a result of the relatively short maturity of these instruments.

REVENUE  RECOGNITION

The Company has adopted the SEC Staff Accounting Bulletin (SAB) No. 101 - Revenue Recognition in Financial Statements as its formal guidelines for the recognition of revenue. The effect of this adoption has had no effect on the financial statements because the Company has thus far been a "development stage" corporation and has had no sales to date.

The Company will provide an online interactive retail shopping mall for the general public. Customers will be able to shop via vie the internet and have access to a variety of products for both their business and personal needs. In addition, individuals and organizations will also be allowed to open virtual stores on the Companies site to allow outside customers to buy their products through them. In return the owners of the virtual stores will receive a commission on the gross sales price. The purpose of this feature is to enhance the Companies market by enticing each store to address their potential customer base to purchase products through them.

Revenue from product sales is recognized when the products are delivered to the Companies vendors for delivery to the customer

LONG-LIVED  ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. At December 31, 2001 and December 31, 2002 the Company determined there was no impairment.

NET  LOSS  PER  SHARE

The Company computes net loss per share in accordance with the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic earnings per share (EPS) is computed by dividing the net loss from operations for the period by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restricted stock awards, warrants and other convertible securities. Diluted EPS is not presented since the effect is antidilutive.

Pro forma net loss per share is calculated by dividing the pro forma net loss by the weighted average number of common shares

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

The Company does not believe that any recently issued, but not yet effective accounting standards, have a material effect on the Company's consolidated financial position, results of operations or cash flows.

INCOME  TAXES

The Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No 109 "Accounting for Income Taxes", which requires companies to use the asset and liability method of accounting form income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequence of temporary differences by applying enacted statutory tax rates applicable to future year's differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Pursuant to SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Under the deferred method, deferred taxes were recognized using the tax applicable to the year of the calculation and were not adjusted for subsequent changes in tax rates.

NOTE  2  -  FIXED  ASSETS

Fixed Assets are stated at cost less accumulated depreciation. Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized using the straight-line method over the estimated useful life of the asset. The Company has elected to capitalize the costs related to the development its software following the guidelines of the AICPA's Statement of Position (SOP) 98-1 which states that application and development cost associated with the purchase or development of software that is for the internal use of a company, shall be capitalized and depreciated over the estimated useful life of the software. For the year ended December 31, 2002 the Company had not recognized amortization expense related to the software development, since the product was still in the design stages and not yet available for use by the company.



NOTE  2  -  FIXED  ASSETS  (CONTINUED)
                                           2002               2001     Estimated
                                           ----               ----     Useful
                                                                       Life
                                                                       ----

          Software Development         $  180,890         $  13,500    5 yrs
          Computers and peripherals        34,979                 0    3-5yrs
                                       ----------         ---------
          Total                           215,869            13,500
          Less: Accumulated Depreciation    3,523                 0
                                       ----------         ---------

          Net  Fixed  Assets           $  212,346         $  13,500
                                       ----------         ---------

NOTE  3  -  STOCKHOLDERS'  EQUITY

The Company has authorized 25,000,000 share of common stock and 5,000,000 shares of preferred stock at a par value of $0.001 per share for common and $0.001 per share for preferred. As of the date of these financial statements none of the preferred stock has been issued. The Board approved issuing several private offering of common stock pursuant to the exemptions of the Securities Act of 1933 Rules 504 and/or 506 of Regulation D, in order to raise operating capital. The following schedule reflects the adjusted price per share after the 1 for 2 reverse split subsequent to December 31, 2002.

The  Private  offering  took  place  as  follows:
                                   PRICE PER        SHARES            CAPITAL
                                     SHARE                          CONTRIBUTION
                                     -----                          ------------

          April  6,  1999         $  0.02         1,050,000       $    21,000
          September  30,  2002       2.00           456,700           913,400
          October  30,  2002         2.00           147,825           295,600

The  Company  also  issued  additional  common  shares  on  the following dates:

          FY December 31, 2001        .20           251,258            50,252
          February  2002             2.00            40,000            80,000
          June  28,  2002            2.00            17,500            35,000


NOTE  4  -  INCOME  TAXES

The tax effect of loss carry forwards and the valuation allowance that give rise to deferred tax assets are as follows:

                                   DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                      2002             2001              2000
                                      ----             ----              ----

Net operating loss carry forwards  $  737,347      $  3,688          $  2,644

Tax benefit at federal statutory
rate of 15%                        $  110,602      $    553          $    397
Increases in valuation allowance   (  110,602)     (    553)           (  397)
                                   -----------     ---------         ---------
Deferred  tax  assets              $      -0-      $     -0-         $     -0-

                                  I Sites, Inc.
                          (A Development State Company)
                        Notes To The Financial Statements
                                December 31, 2002


As of December 31, 2002, the Company had net operating loss carry forwards available to offset future taxable income of approximately $110,602, which expire in various years through 2021. The Company uses the lowest marginal U.S. corporate tax rate of 15% to determine deferred tax amounts and the related valuation allowance because the Company had no taxable earnings through December 31, 2002.

NOTE  5  -  COMMITMENTS

In September 2002, the company entered into a one-year agreement with Pyxis Technology Solutions, Ltd pursuant to which they agreed to provide the company with software maintenance development. Additionally, Pyxis has agreed to assist the company in adding vendor products to our database. The agreement calls for the company to pay Pyxis a minimum of $6,000 a month for its services.

The Company leases office space on a month-to-month basis, therefore there are no future minimum obligations for future lease costs.

Rent expense charged to operation under the operating lease was $27,139 and $218 for the years ended December 31, 2002 and December 31, 2001 respectively.

NOTE  6  -  RELATED  PARTIES

As of December 31, 2002, ISites was the major customer of IMI, Inc., a marketing vendor for the Company, with all other customers of IMI representing an insignificant amount of its total revenue. In addition the principals of IMI own 2.5% of the outstanding stock of the Company. The fees received by the marketing company during fiscal year December 31, 2002, approximated $174,000.

NOTE  7  -  GOING  CONCERN

The Company's financial statements have been prepared on the assumption that the Company will continue as a going concern, although, the Company has incurred an accumulated deficit as a result of its development stage activities. Management anticipates to be in the position to begin offering services in the near future thus generating a positive cash flow and reducing the accumulated deficit. The financial statements do not include any adjustments necessary if the Company becomes unable to continue operations for any reason.

NOTE  8  -  SUBSEQUENT  EVENT

On February 10, 2003 the Board of Directors approved a reverse stock split of 1 for 2 shares of common stock at a par value of $.001 per share. The above
Financial Statements and Notes to Financial Statements reflect the changes resulting from the reverse split.